Form 10-Q
period 2021-03-31
Iron Spark I Inc.
filed 2021-07-23
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

Commission File Number 001-40467

IRON SPARK I INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1693305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

125 N Cache St. 2nd Fl., Box 3789 Jackson, WY 83001
(Address of principal executive offices and zip code)

(307) 200-9007
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ISAA	The Nasdaq Capital Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 22, 2021, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant's Class B common stock, par value $0.0001 per share, issued and outstanding.

IRON SPARK I INC.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

IRON SPARK I INC.

CONDENSED BALANCE SHEET

March 31, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$932
Other current assets	1,812
Total current assets	2,744
Deferred offering costs	126,206
Total Assets	$128,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$1,000
Due to related party	79,250
Accrued offering costs	25,000
Total Liabilities	105,250

Commitments and Contingencies (Note 6)

Stockholders Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized ; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)(2)	431
Additional paid-in capital	24,569
Accumulated deficit	(1,300)
Total Stockholders’ Equity	23,700
Total Liabilities and Stockholders’ Equity	$128,950

(1)  Includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised the over-allotment option on June 16, 2021; thus, only 142,500 shares of Class B common stock remain subject to forfeiture (see Note 5).

(2)  On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$1,300
Net Loss	$(1,300)

Weighted average shares outstanding, basic and diluted(1)(2)	3,750,000
Basic and diluted net loss per common share	$(0.00)

(1)  Excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised the over-allotment option on June 16, 2021; thus, only 142,500 shares of Class B common stock remain subject to forfeiture (see Note 5).

(2)  On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

					Total
	Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid -in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)(2)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,300)	(1,300)

Balance at March 31, 2021	4,312,500	$431	$24,569	$(1,300)	$23,700

(1)  Includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters partially exercised the over-allotment option on June 16, 2021; thus, only 142,500 shares of Class B common stock remain subject to forfeiture (see Note 5).

(2)  On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,300)
Changes in operating assets and liabilities:
Other current assets	(1,812)
Accrued expenses	1,000
Net cash used in operating activities	(2,112)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from advance from Sponsor	5,000
Payment of offering costs	(26,956)
Net cash provided by financing activities	3,044

Net Change in Cash	932
Cash - Beginning of period	—
Cash - End of period	$932

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in due to Sponsor	$74,250
Deferred offering costs included in accrued offering costs	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Iron Spark I Inc. (the “Company”) is a blank check company incorporated in Delaware on January 22, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a "Business Combination"). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on June 8, 2021. On June 11, 2021, the Company consummated its Initial Public Offering of 15,000,000 shares of Class A common stock (the “Public Shares”). The Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $150,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,090,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Iron Spark I LLC (the “Sponsor”), generating gross proceeds of $10,900,000.

The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,250,000 additional Shares to cover over-allotments, if any. On June 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 shares (the “Over-Allotment Shares”), generating gross proceeds of $16,800,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 100,800 shares (the "Over-Allotment Private Placement Shares") at a purchase price of $10.00 per share in a private placement to the Sponsor, generating gross proceeds of $1,008,000.

Upon closing of the Initial Public Offering, the sale of the Over-Allotment Private Placement Shares and the sale of the Over-Allotment Shares, a total of $173,472,000 ($10.40 per Public Share) was placed in a U.S.-based trust account (the "Trust Account"), with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for $10.00. In addition, concurrently with the release of funds from the Trust Account, non-redeeming stockholders will receive $0.05 per share (assuming that the Company did not previously distribute $0.40 per share in dividends) and the Sponsor will receive amounts remaining in the Trust Account that are in excess of $10.00 per Public Share.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the initial transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until June 11, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption,

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.40 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2021, the Company had $932 in cash and a working capital deficit of $102,506. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering on June 11, 2021, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 10, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 14, 2021c, June 17, 2021, and June 23, 2021. The interim results for the period from March 31, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 22, 2021 (inception) through March 31, 2021.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement ("ASC 820"), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company's principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity's own assumptions based on market data and the entity's judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1  -- Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2  -- Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3  -- Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on June 8, 2021. On June 11, 2021, the Company completed its Initial Public Offering of  15,000,000 Public Shares at $10.00 per Public Share, generating gross proceeds of $150,000,000. On June 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 Over-Allotment Shares, generating gross proceeds of $16,800,000, for an aggregate total of $166,800,000 in gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,090,000 Private Placement Shares at a price of $10.00 per Private Placement Share, generating gross proceeds of $10,900,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 100,800 shares Over-Allotment Private Placement Shares at a purchase price of $10.00 per share in a private placement to

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

the Sponsor, generating gross proceeds of $1,008,000, for an aggregate total of $11,908,000 in gross proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares.

A portion of the proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares and Over-Allotment Private Placement Shares will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On June 8 2021, the Sponsor surrendered 718,750 Founder Shares for no consideration, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

The underwriter partially exercised the over-allotment option on June 16, 2021; thus, 420,000 Founders Shares are no longer subject to forfeiture and only 142,500 Founder Shares remain subject to forfeiture.

Due to Related Party

An affiliate of the Sponsor has paid $79,250 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Sponsor makes any Working Capital Loans, such loans may be converted into shares of Class A common stock, at the price of $10.00 per share at the option of the lender. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into shares of Class A common stock at a price of $10.00 per share.

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on June 8, 2021, holders of the Founder Shares and Private Placement Shares are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 Over-Allotment Shares for an aggregate purchase price of $16,800,000.

In connection with the closing of the Initial Public Offering and exercise of the over-allotment option, the underwriter was paid a cash underwriting fee of $0.20 per share, or $3,336,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $5,838,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock to the Sponsor. On June 8 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The Class B common stock includes an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriters partially exercised the over-allotment option on June 16, 2021; thus, only 142,500 shares of Class B common stock remain subject to forfeiture

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the common stock vote on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Founder Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares are subject to certain transfer restrictions, (ii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of an initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation (x) to modify the substance or timing of the ability of holders of the Public Shares to seek redemption in connection with an initial Business Combination or the obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or (y) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within such time period, (iii) they are entitled to registration rights, and (iv) the anchor investors have agreed to waive their right to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete an initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame. If the Company submits an initial Business Combination to the public stockholders for a vote, the Sponsor, officers and directors have agreed pursuant to the letter agreement to vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of an initial Business Combination. Permitted transferees of the Founder Shares held by the Sponsor, officers and directors would be subject to the same restrictions applicable to the Sponsor, officers or directors, respectively.

The Founder Shares will automatically convert into shares of common stock concurrently with or immediately following the consummation of an initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of common stock or equity-linked securities are issued or deemed issued in connection with an initial Business Combination, the number of shares of common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of common stock outstanding after such conversion (after giving effect to any redemptions of shares of common stock by public stockholders), including the total number of shares of common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any shares of common stock or equity-linked securities or rights exercisable for or convertible into shares of common stock issued, or to be issued, to any seller in an initial Business Combination.

IRON SPARK I INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the officers and directors and other persons or entities affiliated with or related to the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of an initial Business Combination or (B) subsequent to an initial Business Combination, (x) if the last reported sale price of the Company's common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company, commencing with the quarter ending June 30, 2021, the Company shall distribute quarterly on a pro-rata basis to the holders of record of the Public Shares within fifteen (15) days from the end of the prior quarter, a dividend in the amount of $0.05 per Public Share out of amount contained in the Trust Account. In addition, at the closing of a Business Combination, holders of Public Shares that have elected to not exercise their Redemption Rights in connection with such Business Combination shall receive a dividend in the amount of $0.05 per Public Share.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements in relation to the Initial Public Offering (see Note 3), Private Placement (see Note 4), share surrender (see Notes 5 and 7), and exercise of the underwriters' over-allotment option (see Note 6), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Iron Spark I Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Iron Spark I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the "Initial Public Offering") and the private placement of the Private Placement Shares (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 22, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2021 (inception) through March 31, 2021, we had a net loss of $1,300, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

For the period from January 22, 2021 (inception) through March 31, 2021, net cash used in operating activities was $2,112, which was due to our net loss of $1,300 and changes in working capital of $812.

For the period from January 22, 2021 (inception) through March 31, 2021, net cash provided by financing activities was $3,044, which was comprised of proceeds from the sale of common stock to our sponsor of $25,000 and proceeds from an advance from our sponsor of $5,000, offset in part by payment of offering costs of $26,956.

As of March 31, 2021, we had $932 in our operating bank account.

On June 11, 2021, we consummated the Initial Public Offering of 15,000,000 shares of Class A common stock (the "Public Shares") at $10.00 per Public Share, generating gross proceeds of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,090,000 shares of Class A common stock at a price of $10.00 per share (the "Private Placement Shares"), generating gross proceeds of $10,900,000.

On June 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 shares (the “Over-Allotment Shares”), generating gross proceeds of $16,800,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 100,800 shares (the "Over-Allotment Private Placement Shares") at a purchase price of $10.00 per share in a private placement to the Sponsor, generating gross proceeds of $1,008,000.

A portion of the proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares has been added to the net proceeds from the Initial Public Offering and exercise of the over-allotment option held in the trust account. If we do not complete a our initial business combination within 24 months of the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination (less deferred underwriting commissions). We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our Class A common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income and franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,000,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into shares of Class A common stock, at a price of $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements, $240,000 for office space, utilities and secretarial and administrative support; and approximately $360,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the private placement shares, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

Due to Related Party

An affiliate of the Sponsor has paid $79,250 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 Over-Allotment Shares for an aggregate purchase price of $16,800,000.

In connection with the closing of the Initial Public Offering and exercise of the over-allotment option, the underwriter was paid a cash underwriting fee of $0.20 per share, or $3,336,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $5,838,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Spark I Inc.

Date: July 23, 2021	By:	/s/ Joshua L. Spear
Joshua L. Spear
Chief Executive Officer

Iron Spark I Inc.

Date: July 23, 2021	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Chief Financial Officer