Form 10-Q
period 2021-06-30
Iron Spark I Inc.
filed 2021-08-13
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 12, 2021, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant's Class B common stock, par value $0.0001 per share, issued and outstanding.

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the Three Months ended June 30, 2021 and for the Period from January 22, 2021 (inception) Through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders' Equity for the Three Months ended June 30, 2021 and for the Period from January 22, 2021 (inception) Through June 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the Period from January 22, 2021 (inception) Through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

IRON SPARK I INC.

CONDENSED BALANCE SHEET

AS OF June 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$1,008,513
Prepaid expenses and other current assets	536,644
Total current assets	1,545,157
Investments held in Trust Account	173,472,000
Total assets	$175,017,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to related parties	$85,838
Accrued offering costs	22,020
Accrued expenses	7,060
Total current liabilities	114,918
Deferred underwriting fee payable	5,838,000
Total liabilities	5,952,918

Commitments (Note 6)
Class A common stock subject to possible redemption, 16,406,423 shares at redemption value	164,064,233

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized ; 1,464,377 shares issued and outstanding	146
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)(2)	431
Additional paid-in capital	5,152,701
Accumulated deficit	(153,272)
Total stockholders’ equity	5,000,006
Total liabilities and stockholders’ equity	$175,017,157

(1)  Includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares (see Note 5).

(2)  On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021

(INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

		For the Period from
		January 22, 2021
	Three Months Ended	(Inception) Through
	June 30, 2021	June 30, 2021
Operating and formation costs	$151,972	$153,272
Loss from operations	(151,972)	(153,272)
Net loss	$(151,972)	$(153,272)

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	16,406,423	5,254,377
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	$5,278,992	$5,254,377
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.03)	$(0.03)

(1)  Excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares (see Note 5).

(2)  On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021

(INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,300)	$23,700
Sale of 16,680,000 shares in Initial Public Offering, net of offering costs	16,680,000	1,668	—	—	157,282,843	—	157,284,511
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,907,881	—	11,908,000
Class A common stock subject to possible redemption	(16,406,423)	(1,641)	—	—	(164,062,592)	—	(164,064,233)
Net loss	—	—	—	—	—	(151,972)	(151,972)
Balance at June 30, 2021	1,464,377	$146	4,312,500	$431	$5,152,701	$(153,272)	$5,000,006

(1)  Includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares (see Note 5).

(2)  On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(153,272)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(536,644)
Due to related parties	14,475
Accrued expenses	7,060
Net cash used in operating activities	(668,381)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(173,472,000)
Net cash used in investing activities	(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Advance from related party	60,000
Proceeds from initial public offering, net of underwriter's discount paid	163,464,000
Proceeds from sale of Private Placement Shares	11,908,000
Payment of offering costs	(308,106)
Net cash provided by financing activities	175,148,894

Net Change in Cash	1,008,513
Cash - Beginning of Period	—
Cash - End of Period	$1,008,513

Supplemental disclosures of noncash investing and financing activities:
Class A common stock subject to possible redemption	$164,064,233
Deferred offering costs included in due to related parties	$11,363
Deferred underwriting fee payable	$5,838,000
Offering costs included in accrued offering costs	$22,020

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company's Initial Public Offering was declared effective on June 8, 2021. On June 11, 2021, the Company consummated its Initial Public Offering of 15,000,000 shares of Class A common stock (the “Public Shares”). The Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,090,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Iron Spark I LLC (the “Sponsor”), generating gross proceeds of $10,900,000, which is described in Note 4.

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

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $173,472,000 ($10.40 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering, the sale of the Over-Allotment Private Placement Shares and the sale of the Over-Allotment Shares was placed in a U.S.-based trust account (the "Trust Account"), and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $9,515,489, consisting of $3,336,000 of cash underwriting fees, $5,838,000 of deferred underwriting fees and $341,489 of other costs. In addition, at June 30, 2021, $1,008,513 of cash was held outside of the Trust Account and is available for working capital purposes.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company will have until June 11, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Liquidity

As of June 30, 2021, the Company had $1,008,513 in cash held outside of the Trust Account and working capital of $1,430,239.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account and proceeds available to the Company under the Working Capital Loan (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of the filing of this Form 10-Q. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 10, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 14, 2021, June 17, 2021, and June 23, 2021. The interim results for the period from January 22, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Investments Held in Trust Account

As of June 30, 2021, the Company had $173,472,000 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021, 16,406,423 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet, respectively.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,515,489 as a result of the Initial Public Offering (consisting of a $3,336,000 underwriting fee, $5,838,000 of deferred underwriting fees and $341,489 of other offering costs). The Company recorded $9,515,489 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Public Shares.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 22, 2021 (inception) through June 30, 2021.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 142,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 7). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and other current assets, due to related parties, accrued offering costs, and accrued expenses approximate fair value due to their short-term nature.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Level 1  - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2  - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3  - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company's financial assets that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$173,472,000	$173,472,000	$—	$—

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 16,680,000 Public Shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,680,000, at $10.00 per Public Share, generating gross proceeds of $166,800,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,090,000 Private Placement Shares at a price of $10.00 per Private Placement Share, generating gross proceeds of $10,900,000. On June 16, 2021,the underwriters notified the Company of their intention to exercise the over-allotment option in part, resulting in the Sponsor paying an aggregate of $1,008,000 in exchange for 100,800 Over-Allotment Private Placement Shares.

The proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares and Over-Allotment Private Placement Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares and Over-Allotment Private Placement Shares will expire worthless.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of Class B common stock (the “Founder Shares"). The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriter's over-allotment is not exercised in full or in part, so that the Sponsor will own 20% of the Company's issued and outstanding shares upon the completion of the Initial Public Offering. On June 8 2021, the Sponsor surrendered 718,750 Founder Shares for no consideration, resulting in an aggregate of 4,312,500 Founder Shares outstanding.

On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares (see Note 6).

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of a Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after a Business Combination that results in all of the Company's stockholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if (i) the closing price of the Company's Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) if the Company consummates a transaction after the Business Combination which results in the Company's stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Due to Related Party

An affiliate of the Sponsor has paid $22,020 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company's liquidation, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS

Registration Rights

Agreement The holders of the Founder Shares and Private Placement Shares are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter was paid a cash underwriting fee of $0.20 per share, or $3,336,000 in the aggregate. In addition, $0.35 per share, or $5,838,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,464,377 shares of Class A common stock issued and outstanding, excluding 16,406,423 shares of Class A common stock subject to possible redemption.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock to the Sponsor. On June 8 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration, resulting in an aggregate of 4,312,500 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

The Class B common stock includes an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriters partially exercised the over-allotment option on June 16, 2021; thus, only 142,500 shares of Class B common stock remain subject to forfeiture.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law. Prior to a Business Combination, holders of Class B common stock will have the right to elect all of the Company's directors and may remove members of the board of directors for any reason, and holders of the Class A common stock will not be entitled to vote on the appointment of directors during such time.

The Founder Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares are subject to certain transfer restrictions, (ii) the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of an initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation (x) to modify the substance or timing of the ability of holders of the Public Shares to seek redemption in connection with an initial Business Combination or the obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or (y) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within such time period, (iii) they are entitled to registration rights, and (iv) the investors have agreed to waive their right to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete an initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame. If the Company submits an initial Business Combination to the public stockholders for a vote, the Sponsor, officers and directors have agreed pursuant to the letter agreement to vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of an initial Business Combination. Permitted transferees of the Founder Shares held by the Sponsor, officers and directors would be subject to the same restrictions applicable to the Sponsor, officers or directors, respectively.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company, the Company shall distribute quarterly on a pro-rata basis to the holders of record of the Public Shares within fifteen (15) days from the end of the prior quarter, a dividend in the amount of $0.05 per Public Share out of amount contained in the Trust Account. In addition, at the closing of a Business Combination, holders of Public Shares that have elected to not exercise their Redemption Rights in connection with such Business Combination shall receive a dividend in the amount of $0.05 per Public Share.

NOTE 8. SUBSEQUENT EVENTS

On July 15, 2021, the Company paid a cash dividend to the holders of record of the Public Shares as of July 8, 2021 in the amount of $0.05 per Public Share out of its Trust Account. The Company is obligated to make such dividend payments to holders of Public Shares on a quarterly basis until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The next dividend shall be paid to holders of Public Shares in October 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 22, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $151,972, which resulted entirely from operating and formation costs. For the period from January 22, 2021 (inception) through June 30, 2021, we had a net loss of $153,272, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

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

On June 16, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,680,000 shares (the "Over-Allotment Shares"), and the sale of an additional 100,800 shares (the "Over-Allotment Private Placement Shares") at $10.00 per share, generating total gross proceeds of $17,808,000.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in operating activities was $668,381, which was due to our net loss of $153,272 and changes in working capital of $515,109.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in investing activities of $173,472,000 was the result of the amount of net proceeds from the Initial Public Offering and the private placement sale of ss being deposited to the Trust Account.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $175,148,894, which was comprised of the net proceeds from the initial public offering, net of underwriter's discount paid of $163,464,000, proceeds from the sale of private placement shares of $11,908,000, proceeds from the advance from a related party of $60,000 and proceeds from the sale of common stock to the Sponsor of $25,000, offset in part by payment of offering costs of $308,106.

As of June 30, 2021, we had cash of $1,008,513 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement shares and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Due to Related Party

An affiliate of the Sponsor has paid $22,020 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

Registration Rights

The holders of the Founder Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter was paid a cash underwriting fee of $0.20 per share, or $3,336,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $5,838,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021, 16,406,423 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 142,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2021, we were not subject to any market or interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report , there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2021, we consummated the Initial Public Offering of 15,000,000 shares of Class A common stock. On June 16, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 1,680,000 shares (the “Over-Allotment Shares”). The shares sold in the IPO and partial exercise of over-allotment option were sold at an offering price of $10.00 per share, generating total gross proceeds of $166,800,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252775). The Securities and Exchange Commission declared the registration statement effective on June 8, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,090,000 shares (the “Private Placement Shares”) to the Company's sponsor, Iron Spark I LLC, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds of $10,900,000. In connection with the closing of the purchase of the over-allotment shares, the Company sold an additional 100,800 shares (the “Over-Allotment Private Placement Shares”) to the sponsor at a price of $10.00 per share, generating gross proceeds of $1,008,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the IPO including the Over-Allotment Shares, the Private Placement Shares, and the Over-Allotment Private Placement Shares, $173,472,000 was placed in the Trust Account.

Transaction costs related to the IPO amounted to $9,515,489, consisting of $3,336,000 of cash underwriting fees, $5,838,000 of deferred underwriting fees and $341,489 of other costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Spark I Inc.

Date: August 13, 2021	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Iron Spark I Inc.

Date: August 13, 2021	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Principal Financial and Accounting Officer