Form 10-Q
period 2021-09-30
Iron Spark I Inc.
filed 2021-11-18
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 18, 2021, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,170,000 shares of the registrant's Class B common stock, par value $0.0001 per share, issued and outstanding.

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the Three Months ended September 30, 2021 and for the Period from January 22, 2021 (inception) Through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three Months ended September 30, 2021 and for the Period from January 22, 2021 (inception) Through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 22, 2021 (inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

IRON SPARK I INC.

CONDENSED BALANCE SHEET

September 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$668,231
Prepaid expenses and other current assets	478,221
Total current assets	1,146,452
Investments held in Trust Account	172,641,533
Total assets	$173,787,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to related parties	$59,229
Accrued expenses	31,000
Franchise taxes payable	137,534
Total current liabilities	227,763
Deferred underwriting fee payable	5,838,000
Total liabilities	6,065,763

Commitments (Note 7)
Class A common stock subject to possible redemption, 16,680,000 shares at redemption value	166,800,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption)	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding (1)	417
Additional paid-in capital	2,416,975
Accumulated deficit	(1,495,289)
Total stockholders’ equity	922,222
Total liabilities and stockholders’ equity	$173,787,985

(1)  Includes the forfeiture of 142,500 shares of Class B common stock which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On June 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 shares. The remaining 570,000 shares were not exercised by the underwriter and expired on July 26, 2021 (see Note 7). As a result, 142,500 Founder Shares were forfeited upon the expiration of the underwriters’ over-allotment option, resulting in an aggregate of 4,170,000 Founder Shares outstanding (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021

(INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

		For the Period from
		January 22, 2021
	Three Months Ended	(Inception) Through
	September 30, 2021	September 30, 2021
Operating and formation costs	$374,016	$527,288
Loss from operations	(374,016)	(527,288)
Interest income on Trust Account	$3,533	$3,533
Franchise taxes expense	$(137,534)	$(137,534)
Net loss	$(508,017)	$(661,289)

Basic and diluted weighted average shares outstanding	22,079,948	11,971,878
Basic and diluted net loss per share of common stock	$(0.02)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021

(INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	—	4,312,500	431	$24,569	$(1,300)	$23,700
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Accretion of Class A common stock to redemption amount, as restated (Note 2)					(9,492,734)	—	(9,492,734)
Net loss	—	—	—	—	—	(151,972)	(151,972)
Balance at June 30, 2021, as restated (Note 2)	1,190,800	119	4,312,500	431	$2,416,961	$(153,272)	$2,264,239
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Forfeiture of Class B common stock			(142,500)	(14)	14	—	—
Net loss	—	—	—	—	—	(508,017)	(508,017)
Balance at September 30, 2021	1,190,800	$119	4,170,000	417	$2,416,975	$(1,495,289)	$922,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(661,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	$(3,533)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(478,221)
Due to related parties	(12,134)
Accrued expenses	31,000
Franchise taxes payable	137,534
Net cash used in operating activities	(986,643)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(173,472,000)
Net cash used in investing activities	(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Advance from related party	60,000
Proceeds from initial public offering, net of underwriter’s discount paid	163,464,000
Proceeds from sale of Private Placement Shares	11,908,000
Payment of offering costs	(330,126)
Net cash provided by financing activities	175,126,874

Net Change in Cash	668,231
Cash - Beginning of Period	—
Cash - End of Period	$668,231

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$834,000

Supplemental disclosures of noncash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption value	$9,492,734
Deferred offering costs included in due to related parties	$11,363
Forfeiture of Class B common stock	$14
Deferred underwriting fee payable	$5,838,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Iron Spark I Inc. (the “Company”) is a blank check company incorporated in Delaware on January 22, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 8, 2021. On June 11, 2021, the Company consummated its Initial Public Offering of 15,000,000 shares of Class A common stock (the “Public Shares”). The Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,090,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Iron Spark I LLC (the “Sponsor”), generating gross proceeds of $10,900,000, which is described in Note 5.

The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,250,000 additional Shares to cover over-allotments, if any. On June 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 shares (the “Over-Allotment Shares”), generating gross proceeds of $16,800,000. The remaining 570,000 shares were not exercised by the underwriter and expired on July 26, 2021.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 100,800 shares (the “Over-Allotment Private Placement Shares”) at a purchase price of $10.00 per share in a private placement to the Sponsor, generating gross proceeds of $1,008,000.

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $173,472,000 ($10.40 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering, the sale of the Over-Allotment Private Placement Shares and the sale of the Over-Allotment Shares was placed in a U.S.-based trust account (the “Trust Account”), and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $9,515,489, consisting of $3,336,000 of cash underwriting fees, $5,838,000 of deferred underwriting fees and $341,489 of other costs. In addition, at September 30, 2021, $668,231 of cash was held outside of the Trust Account and is available for working capital purposes.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the initial transaction or do not vote at all.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Sponsor has agreed to waive liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

Going Concern Consideration

As of September 30, 2021, the Company had $668,231 in cash held outside of the Trust Account and working capital of $918,689. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company revised its previously issued financial statements to classify all Class A common stock in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company revised its prior financial statements as of June 11, 2021 and June 30, 2021 to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$164,064,233	$2,735,767	$166,800,000
Allocation of underwriter’s discounts, offering costs and deferred fees to Class A shares	—	(9,492,734)	(9,492,734)
Immediate accretion to redemption value	—	9,492,734	9,492,734
Total Class A common stock subject to possible redemption	164,064,233	2,735,767	166,800,000
Class A common stock	146	(27)	119
Additional paid-in capital	5,152,701	(2,735,740)	2,416,961
Accumulated deficit	(153,272)	—	(153,272)
Total stockholders equity (deficit)	5,000,006	(2,735,767)	2,264,239

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

	June 11, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (audited)
Class A common stock subject to possible redemption	$147,226,400	$2,773,600	$150,000,000
Allocation of underwriter’s discounts, offering costs and deferred fees to Class A shares	—	(8,007,585)	(8,007,585)
Immediate accretion to redemption value	—	8,007,585	8,007,585
Total Class A common stock subject to possible redemption	147,226,400	2,773,600	150,000,000
Class A common stock	28	81	109
Additional paid-in capital	5,108,672	(2,773,572)	2,335,100
Accumulated deficit	(109,125)	(109)	(109,234)
Total stockholders equity (deficit)	5,000,006	(2,773,600)	2,226,406

The following tables summarize the effect of the restatement on the condensed statement of changes in stockholders’ equity as of the dates, and for the periods, indicated:

	Common Stock				Additional		Total
	Class A		Class B		Paid-	Accumulated	Stockholders'
As Previously Reported	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,300)	$23,700
Sale of 16,680,000 shares in Initial Public Offering, net of offering costs	16,680,000	1,668	—	—	157,282,843	—	157,284,511
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,907,881	—	11,908,000
Class A common stock subject to possible redemption	(16,406,423)	(1,641)	—	—	(164,062,592)	—	(164,064,233)
Net loss	—		—	—	—	(151,972)	(151,972)
Balance at June 30, 2021	1,464,377	$146	4,312,500	$431	$5,152,701	$(153,272)	$5,000,006
Reclassifications and Adoption/Change of Accounting Principles
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2021	—	—	—	—	—	—	—
Sale of 16,680,000 shares in Initial Public Offering, net of offering costs	(16,680,000)	(1,668)	—	—	(157,282,843)	—	(157,284,511)
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	—	—	—	—	(22,755)	—	(22,755)
Class A common stock subject to possible redemption	16,406,423	1,641	—	—	164,062,592	—	164,064,233
Accretion of Class A common stock to redemption amount	—	—	—	—	(9,492,734)	—	(9,492,734)
Balance at June 30, 2021	(273,577)	$(27)	—	$—	$(2,735,740)	$—	$(2,735,767)
As Revised and Adjusted:
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	—	$4,312,500	431	$24,569	$(1,300)	$23,700
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Accretion of Class A common stock to redemption amount	—	—	—	—	(9,492,734)	—	(9,492,734)
Net loss	—	—	—	—	—	(151,972)	(151,972)
Balance at June 30, 2021	1,190,800	119	4,312,500	431	$2,416,961	$(153,272)	$2,264,239

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 10, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 14, 2021, June 17, 2021, and June 23, 2021. The interim results for the period from January 22, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the Company had $172,641,533 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 16,680,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$166,800,000
Less:
Issuance costs allocated to Class A common stock	(9,492,734)
Plus:
Accretion of carrying value to redemption value	9,492,734
Class A common stock subject to possible redemption	$166,800,000

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 22, 2021 (inception) through September 30, 2021.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

			For the period from January
	Three months ended		22, 2021 (inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(411,173)	$(96,844)	$(436,538)	$(224,751)
Denominator:
Basic and diluted weighted average shares outstanding	17,870,800	4,209,148	7,903,023	4,068,855
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and other current assets, due to related parties, and accrued expenses approximate fair value due to their short-term nature.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$172,641,533	$172,641,533	$—	$—

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 16,680,000 Public Shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,680,000, at $10.00 per Public Share, generating gross proceeds of $166,800,000.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On June 8 2021, the Sponsor surrendered 718,750 Founder Shares for no consideration. On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares (see Note 7). On July 26, 2021, 142,500 Founder Shares were forfeited upon the expiration of the underwriters’ over-allotment option, resulting in an aggregate of 4,170,000 Founder Shares outstanding.

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (a) one year after the completion of a Business Combination or (b) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property. Notwithstanding the foregoing, if (i) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) if the Company consummates a transaction after the Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Due to Related Party

An affiliate of the Sponsor has paid $59,229 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021, the Company incurred $30,000 in fees for these services. For the period from January 22, 2021 (inception) through September 30, 2021, the Company incurred $30,000 in fees for these services. As of September 30, 2021, $30,000 related to this agreement is recorded in accrued expenses on the condensed balance sheet.

NOTE 7. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 Over-Allotment Shares for an aggregate purchase price of $16,800,000. The remaining 570,000 shares were not exercised by the underwriter and expired on July 26, 2021.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 17,870,800 shares of Class A common stock issued and 1,190,800 shares of Class A common stock outstanding, excluding 16,680,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock to the Sponsor. On June 8 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration. On July 26, 2021, the Sponsor forfeited an additional 142,500 of Class B common stock for no consideration, resulting in an aggregate of 4,170,000 shares of Class B common stock outstanding. Shares and associated amounts have been retroactively restated to reflect the share surrender.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law. Prior to a Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason, and holders of the Class A common stock will not be entitled to vote on the appointment of directors during such time.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the officers and directors and other persons or entities affiliated with or related to the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of an initial Business Combination or (B) subsequent to an initial Business Combination, (x) if the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

NOTE 9. SUBSEQUENT EVENTS

On October 15, 2021, the Company paid a cash dividend to the holders of record of the Public Shares as of October 7, 2021 in the amount of $0.05 per Public Share out of its Trust Account. The Company is obligated to make such dividend payments to holders of Public Shares on a quarterly basis until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The next dividend shall be paid to holders of Public Shares in January 2022.

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

Overview

We are a blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Shares (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 22, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $508,017, which resulted from operating and formation costs of $374,016 and franchise tax expense of $137,534, offset in part by interest income on the Trust Account of $3,533.  For the period from January 22, 2021 (inception) through September 30, 2021, we had a net loss of $661,289, which resulted from operating and formation costs of $527,288 and franchise tax expense of $137,534, offset in part by interest income on the Trust Account of $3,533.

Liquidity and Capital Resources

On June 11, 2021, we consummated the Initial Public Offering of 15,000,000 shares of Class A common stock (the “Public Shares”) at $10.00 per Public Share, generating gross proceeds of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,090,000 shares of Class A common stock at a price of $10.00 per share (the “Private Placement Shares”), generating gross proceeds of $10,900,000.

On June 16, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,680,000 shares (the “Over-Allotment Shares”), and the sale of an additional 100,800 shares (the “Over-Allotment Private Placement Shares”) at $10.00 per share, generating total gross proceeds of $17,808,000.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in operating activities was $986,643, which was due to our net loss of $661,289, interest income on the Trust Account of $3,533, and changes in working capital of $321,821.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in investing activities of $173,472,000 was the result of the amount of net proceeds from the Initial Public Offering and the sale of Private Placement Shares being deposited to the Trust Account.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $175,126,874, which was comprised of the net proceeds from the initial public offering, net of underwriter’s discount paid of $163,464,000, proceeds from the sale of private placement shares of $11,908,000, proceeds from the advance from a related party of $60,000 and proceeds from the sale of common stock to the Sponsor of $25,000, offset in part by payment of offering costs of $330,126.

As of September 30, 2021, we had cash of $668,231 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

Due to Related Party

An affiliate of the Sponsor has paid $59,229 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 Over-Allotment Shares for an aggregate purchase price of $16,800,000. The remaining 570,000 shares were not exercised by the underwriter and expired on July 26, 2021.

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

Common stock subject to possible redemption

All of the 16,680,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its June 11, 2021 8-K Balance Sheet and unaudited financial statements as of and for the period ended June 30, 2021 to reclassify the Company’s redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's audited financial statement as of June 11, 2021 and unaudited financial statements as of and for the period ended June 30, 2021.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable ordinary shares and restated our June 11, 2021 8-K Balance Sheet and unaudited financial statements as of and for the period ended June 30, 2021 to reclassify our redeemable ordinary shares as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements as disclosed in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we had a material weakness in our internal controls over financial reporting as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,090,000 shares (the “Private Placement Shares”) to the Company’s sponsor, Iron Spark I LLC, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds of $10,900,000. In connection with the closing of the purchase of the over-allotment shares, the Company sold an additional 100,800 shares (the “Over-Allotment Private Placement Shares”) to the sponsor at a price of $10.00 per share, generating gross proceeds of $1,008,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Spark I Inc.

Date: November 18, 2021	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Iron Spark I Inc.

Date: November 18, 2021	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Principal Financial and Accounting Officer