Form 10-K
period 2021-12-31
Iron Spark I Inc.
filed 2022-04-01
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 31, 2022, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,170,000 shares of the registrant's Class B common stock, par value $0.0001 per share, issued and outstanding.

CERTAIN TERMS

References to the “Company,” “Iron Spark,” “our,” “us” or “we” refer to Iron Spark I Inc., a blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Iron Spark I LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on June 11, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering. References to “public stockholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business.

Introduction

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Iron Spark I LLC, a Delaware limited liability company (“Sponsor”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on target businesses that we believe are consumer brands that are tech-enabled, primed for technological innovation, or that are brands focused on athletics and culture, apparel and accessories and food, wellness and lifestyle that marry consumer goods with 21st century technology, and have an aggregate enterprise value of approximately $750 million and $3 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our shareholders.

The Registration Statement for our initial public offering was declared effective on June 8, 2021 (the “Initial Public Offering,” or “IPO”). On June 11, 2021, we consummated the Initial Public Offering of 15,000,000  Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) at $10.00 per share of Class A Common Stock, generating gross proceeds of $150,000,000. The partial exercise of the underwriters’ over-allotment option closed on June 16, 2021 generating gross proceeds of $16.8 million, and incurring transaction costs of approximately $9,515,489, consisting of $5,838,000 of deferred underwriting fees, approximately $341,489 of other offering costs, and approximately $3,336,000 as a cost of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 1,090,000 shares of Class A Common Stock (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share (the “Private Placement”), to the Sponsor, generating gross proceeds of $10,900,000.

A total of $173,472,000 ($10.00 per share of Class A Common Stock) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within twenty-four (24) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Company

We are a blank check company recently incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO and search for an initial business combination target. Our efforts to identify a prospective target business is not limited to any particular industry or geographic region, although we intend to focus on transactions with companies and assets with a global reach. We have not selected any specific business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate.

While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology focused businesses that have an aggregate enterprise value of approximately $750 million and $3 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our shareholders.

Our Management Team and Board of Directors

Our management team’s decades of experience across these verticals – as founders, operators and investors – has created a network of potential acquisition targets. Our management team is led by Joshua L. Spear, our Chief Executive Officer and Director and an active and successful consumer-oriented investor, Alexander P. Oxman, our Chief Financial Officer and Chief Operating Officer and a seasoned operator and entrepreneur, and Amy Butte, our Chairperson and experienced in leading and advising companies through the initial public offering process. Our Directors include Trevor A. Edwards, former President of Nike, Jay Margolis, former President of Reebok, and Ruma Bose, former President of Chobani Ventures. Our management team has a deep understanding of public and private market valuation and is focused on acquiring a business at a fair valuation with significant upside potential.

Amy Butte, the Chairperson of our board of directors, has significant experience in leading and advising companies through the initial public offering process as a banker, research analyst, CFO and Board Director. Ms. Butte currently serves on the board of directors of Bain Capital Specialty Finance, Inc., a managed specialty finance company, and Tuscan Holdings Corp., a special purpose acquisition vehicle. Ms. Butte also serves on the board of directors of DigitalOcean Holdings Inc., where she has been audit committee chair since 2018, and BNP Paribas USA, where she has held the role of audit committee chair and a member of the risk management committee since 2016. Ms. Butte is an advisor to several private companies, including the Long-Term Stock Exchange, Inc., a startup marketplace for long-term investors. Ms. Butte was an independent trustee for the Fidelity Investments Strategic Advisors Funds from 2011 to 2017, a board member for Accion International from 2008 to 2014 and the founder of TILE Financial, a Fintech startup, from 2008 to 2012. Ms. Butte received a B.A. from Yale University and an M.B.A. from Harvard Business School.

Joshua Spear, our Chief Executive Officer and a member of our board of directors, is a visionary investor, entrepreneur and trend spotter, and he has been actively involved in nearly every phase of value creation inside of startups. He participated as an early investor in scores of breakthrough entities, all organized around a disruptive or contrarian thesis. Mr. Spear’s early stage investments include Uber, Grand Street (acquired by Etsy), Warby Parker, Justin’s Nut Butter (acquired by Hormel), Makespace, Archer Aviation, June Oven (acquired by Weber), Hipcamp and Styleseat. He has been an active and celebrated global speaker about the digital revolution and the companies that are leading that charge. In 2007, Mr. Spear co-founded and formerly worked at Undercurrent, a consulting firm that became world renowned for applying a digital worldview to help solve some of the most complex problems facing today’s corporations and their leaders. Undercurrent has worked with premier consumer branded companies including Ford, GE, IWC, Land Rover, Live Nation and Pepsi. As part of his commitment to the World Economic Young Global Leader program, Mr. Spear completed a variety of educational courses including executive education modules on Global Leadership and Public Policy for the 21st Century at the Harvard Kennedy School, as well as Foundations for Leadership in the 21st Century at the Jackson Institute for Global Affairs at Yale University. He was enrolled in the University of Colorado, Boulder when he began an early “Trend Spotting” website, which ultimately led him to expand his business and investment interests in lieu of pursuing a degree in Journalism.

Alexander P. Oxman, our Chief Financial Officer and Chief Operating Officer,  is an entrepreneur, operator and fundraiser who has founded, scaled and exited a number of companies including Wiretrust, a Fintech company founded in the pioneering days of electronic payments. Mr. Oxman’s career has centered around using technological innovation to create value in highly regulated markets. Most recently, he served as founding CEO of Winc, a direct-to-consumer wine company which he led from inception in June 2011, to becoming a category defining market leader by production and shipment of wine. Mr. Oxman also served as a member of Winc’s board of directors from August 2013 to July 2020. He maintains a network with a cohort of founders that built large and disruptive direct-to-consumer brands over the last 10 years. Mr. Oxman has also worked with a number of successful consumer investors across venture and private equity. Oxman is a graduate of the University of Colorado at Boulder.

Ruma Bose, a member of our board of directors, is an entrepreneur, investor, best-selling author and humanitarian, and Chief Growth Officer at Clearbanc, the world’s largest ecommerce investor. Previously, Ms. Bose was the President of Chobani Ventures from October 2014 to October 2016. Ms. Bose was Cofounder and Managing Partner at Humanitarian Ventures from 2017 to 2020. Ms. Bose serves on the Governing Board of Directors of Calvert Impact Capital, one of the pioneers in impact investing and gender lens investing. She also sits on the advisory board of Teralys Capital, one of the largest fund of venture capital funds with $1.6 Billion assets under management. Ms. Bose is a member of the Young Presidents’ Organization (YPO), the Global Entrepreneurs’ Council at the United Nations Foundation, and is active in the World Economic Forum as an advisor to its Humanitarian Investing Initiative and as a member of its Expert Network. Bose is a frequent speaker and keynote at conferences around the world, and she cofounded and launched the Canadian Entrepreneurship Initiative (CEI), alongside Richard Branson, to help improve the state of entrepreneurship in Canada. Ms. Bose received a B.A. Mount Allison University and a M.B.A. from Dalhousie University

Trevor Edwards, a member of our board of directors, spent 25 years, from 1992 to 2018, at Nike Inc. (“NIKE”), where he was instrumental in building the NIKE brand into one of the most innovative and renowned brands around the world.  Mr. Edwards brings over 30 years of deep global expertise in brand management, product development, marketing, sales, retail, as well as the ability to leverage digital technologies to drive growth.  His executive leadership roles at NIKE included strategic visioning, brand management, general, operational and P&L management of NIKE’s business. During his career at NIKE, Mr. Edwards led some of the brand’s most significant innovations, including pioneering NIKE’s Integrated Brand model, driving NIKE’s City Strategies, spearheading the creation of NIKE+, which was an innovative partnership with Apple Inc., and driving NIKE’s accelerated growth through the creation of category management offense (e.g. global football, running, sportswear, women’s, etc.). Mr. Edwards also led NIKE’s direct-to-consumer growth strategy through NIKE.com and NIKE Digital, helping to position NIKE as a leading company in leveraging digital technology. Prior to NIKE, Mr. Edwards worked at Colgate-Palmolive in Global Marketing. Mr. Edwards served Director to Mattel Inc. from 2012 to 2018, Director, NIKE Foundation and a Director, Management Leadership for Tomorrow. He received a BBA and MBA from Bernard Baruch College.

Jay Margolis, a member of our board of directors, is currently Chairman of Intuit Consulting LLC, a consulting firm specializing in retail, fashion and consumer products located in Watermill, New York. Mr. Margolis previously served as Chairman and CEO of Cache, Inc., a publicly-held specialty chain of women’s apparel, President and CEO of the Apparel Group for Limited Brands, and President, COO, and Director of Reebok International. Mr. Margolis has been a member of the board of directors of Bain Capital Specialty Finance, Inc. since September 2016 and Lovepop, Inc. since September 2019. Mr. Margolis has served on numerous boards, and he has significant knowledge in consumer products retailing, merchandising, consumer insights, strategic planning and public company corporate governance. He received a B.A. from Queens College.

We believe we will greatly benefit from the experiences of our executive officers and directors as we seek to identify and consummate an initial business combination. Our team has extensive experience in the financial services sector as investors, managers, principals, advisors or directors of operating companies. They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions in the technology sector. Prior to the consummation of our initial business combination, we intend to leverage the industry experience of our executive officers and board, including their extensive contacts, relationships and access to acquisition opportunities. While our management team does have experience pursuing an acquisition on behalf of a blank check company, past performance by our management team is not a guarantee of success with respect to locating a target business to acquire or any business combination we may consummate.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions.

Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding Class B common stock and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on June 10, 2021.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 125 N Cache St., 2nd FL., Box 3789, Jackson, WY 83001. On June 8, 2021, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “ISAA” on June 9, 2021.

Holders of Record

As of December 31, 2021, there were two holders of record for our shares of Class A common stock and five holders of our Class B common Stock.

Dividends

We have paid three cash dividends on our Class A common stock to date and we intend to pay quarterly cash dividends prior to the completion of an initial business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to declare quarterly dividend  for the foreseeable future until the consummation of an initial business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

On June 11, 2021, Iron Spark I Inc. (the “Company”) consummated its initial public offering (the “IPO”) of 15,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”). Subsequently, on June 14, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of an additional 1,680,000 shares of

Class A Common Stock (the “Over-Allotment Option Shares”) occurred on June 16, 2021. The Class A Common Stock and the Over-Allotment Option Shares were sold at a price of $10.00 per share, generating gross proceeds to the Company of $166,800,000.

Simultaneously with the closing of the IPO and the overallotment option, the Company consummated the private placement with the Sponsor, of 1,090,000 shares of Class A Common Stock (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share generating total proceeds of $10,900,000), and 100,800 Private Placement Shares generating gross proceeds of $1,008,000, respectively (the “Private Placements”). The Private Placement Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The Private Placement Shares are identical to the Class A Common Stock sold in the IPO. Additionally, our Sponsor has agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our Sponsor were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Shares.

As of June 16, 2021, a total of $173,472,000 of the net proceeds from the IPO and the Private Placements (as defined below) was deposited in a trust account established for the benefit of the Company’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to (i) pay our tax obligations or (ii) for working capital purposes (but not to exceed $200,000 annually) (less up to $100,000 interest to pay dissolution expenses), the proceeds from this offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of our public shares if we are unable to complete our initial business combination within 24 months from the closing of this offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

We paid a total of $9,174,000 in underwriting discounts and commissions, and we paid $341,489 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

This item is not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the "Initial Public Offering") and the private placement of the Private Placement Shares (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 22, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2021 (inception) through December 31, 2021, we had a net loss of $1,012,145, which resulted from operating and formation costs of $894,112 and franchise tax expense of $187,945, offset in part by interest income on the Trust Account of $7,812 and the change in fair value of the over-allotment option of $62,100.

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

On June 16, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,680,000 shares (the "Over-Allotment Shares"), and the sale of an additional 100,800 shares (the "Over-Allotment Private Placement Shares") at $10.00 per share, generating total gross proceeds of $1,008,000.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,088,818, which was due to our net loss of $1,012,145, change in fair value of the over-allotment option of $62,100, interest income on the Trust

Account of $7,812, and changes in working capital of $185,462, offset in part by the amortization of prepaid expenses and other assets of $171,582 and formation and operating costs of $7,119.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash used in investing activities of $173,472,000 was the result of the amount of net proceeds from the Initial Public Offering and the sale of Private Placement Shares being deposited to the Trust Account.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $175,055,511, which was comprised of the net proceeds from the initial public offering, net of underwriter’s discount paid of $163,464,000, proceeds from the sale of private placement shares of $11,908,000, and proceeds from the sale of common stock to the Sponsor of $25,000, offset in part by payment of offering costs of $341,489.

As of December 31, 2021, we had cash of $494,693 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Due to Related Party

An affiliate of the Sponsor has paid $163,715 to cover certain operating costs and offering costs on behalf of the Company. The outstanding balance is due on-demand.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

All of the 16,680,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-K, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its June 11, 2021 8-K Balance Sheet and unaudited financial statements as of and for the period ended June 30, 2021 to reclassify the Company’s redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations.

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

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement as disclosed in this Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 31, 2022.

Name	Age	Position
Amy Butte	54	Chairperson of the Board of Directors
Joshua L. Spear	37	Chief Executive Officer and Director
Alexander P. Oxman	42	Chief Financial Officer and Chief Operating Officer
Ruma Bose	49	Director
Trevor A. Edwards	59	Director
Jay Margolis	73	Director

Below is a summary of the business experience of each our executive officers and directors:

Amy Butte is the Chair of Our board of directors. Ms. Butte has significant experience in leading and advising companies through the initial public offering process as a banker, research analyst, CFO and Board Director. Ms. Butte currently serves on the board of directors of Bain Capital Specialty Finance, Inc., a managed specialty finance company, and Tuscan Holdings Corp., a special purpose acquisition vehicle. Ms. Butte also serves on the board of directors of DigitalOcean Holdings Inc., where she has been audit committee chair since 2018, and BNP Paribas USA, where she has held the role of audit committee chair and a member of the risk management committee since 2016. Ms. Butte is an advisor to several private companies, including the Long-Term Stock Exchange, Inc., a startup marketplace for long-term investors. Ms. Butte was an independent trustee for the Fidelity Investments Strategic Advisors Funds from 2011 to 2017, a board member for Accion International from 2008 to 2014 and the founder of TILE Financial, a Fintech startup, from 2008 to 2012.

Previously, Ms. Butte spearheaded two public offerings as Chief Financial Officer, including the public offering of New York Stock Exchange in 2006 and the spin out of Man Financial in 2007. She also served as Chief Financial Officer and Strategist for the Financial Services Division of Credit Suisse First Boston, Inc. and was a highly ranked equity research analyst at Merrill Lynch & Co. and Bear Stearns & Co., where she took part in multiple capital markets transactions.

She was elected to be a Young Global Leader of the World Economic Forum and the French American Foundation. Ms. Butte received a B.A. from Yale University and an M.B.A. from Harvard Business School.

Joshua L. Spear is our Chief Executive Officer and a member of our board of directors. A visionary investor, entrepreneur and trend spotter, Mr. Spear has been actively involved in nearly every phase of value creation inside of startups. He participated as an early investor in scores of breakthrough entities, all organized around a disruptive or contrarian thesis. Mr. Spear’s early stage investments include Uber, Grand Street (acquired by Etsy), Warby Parker, Justin’s Nut Butter (acquired by Hormel), Makespace, Archer Aviation, June Oven (acquired by Weber), Hipcamp and Styleseat. In addition to identifying Twitter as a major cultural phenomenon, Mr. Spear invested alongside Chris Sacca in Lowercase 140, a pre-IPO affiliate of investors that went on to become the largest owners in the company. Mr. Spear was nominated as a Young Global Leader by the World Economic Forum and served the Chairman of the Global Agenda Council on Social Media. He has been an active and celebrated global speaker about the digital revolution and the companies that are leading that charge. In 2007, Mr. Spear co-founded and formerly worked at Undercurrent, a consulting firm that became world renowned for applying a digital worldview to help solve some of the most complex problems facing today’s corporations and their leaders. Undercurrent has worked with premier consumer branded companies including Ford, GE, IWC, Land Rover, Live Nation and Pepsi.

Mr. Spear has lectured on Digital Strategy and the “Born Digital Generation” to a diverse group of audiences including The World Economic Forum in Davos – as well as educational institutions and universities. He was a visiting professor at KMD, KEIO University Graduate School of Media Design in Japan – where he taught a course on “The Human Brand” through an interactive lecture series.

As part of his commitment to the World Economic Young Global Leader program, Mr. Spear completed a variety of educational courses including executive education modules on Global Leadership and Public Policy for the 21st Century at the Harvard Kennedy School, as well as Foundations for Leadership in the 21st Century at the Jackson Institute for Global Affairs at Yale University. He was enrolled in the University of Colorado, Boulder when he began an early “Trend Spotting” website, which ultimately led him to expand his business and investment interests in lieu of pursuing a degree in Journalism.

Alexander P. Oxman is the Chief Financial Officer and Chief Operating Officer. Mr. Oxman is an entrepreneur, operator and fundraiser who has founded, scaled and exited a number of companies including Wiretrust, a Fintech company founded in the pioneering days of electronic payments. Mr. Oxman’s career has centered around using technological innovation to create value in highly regulated markets. Most recently, he served as founding CEO of Winc, a direct-to-consumer wine company which he led from inception in June 2011, to becoming a category defining market leader by production and shipment of wine. Mr. Oxman also served as a member of Winc’s board of directors from August 2013 to July 2020. His experience at Winc included compliance and multi-channel distribution systems, overseeing brand focused campaigns as well as direct response initiatives, and building a best-in-class data and analytics, driven eCommerce practice within the company. He maintains a network with a cohort of founders that built large and disruptive direct-to-consumer brands over the last 10 years. Mr. Oxman has also worked with a number of successful consumer investors across venture and private equity.

Mr. Oxman is a lifelong adventure athlete: an elite rock climber, active skier, snowboarder and surfer. Mr. Oxman is a graduate of the University of Colorado at Boulder, and lives in Jackson Hole, Wyoming. Ruma Bose is a member of our board of directors. Ms. Bose will become our director at the closing of this offering. Ms. Bose is an entrepreneur, investor, best-selling author and humanitarian. Ms. Bose is currently the Chief Growth Officer at Clearbanc, the world’s largest ecommerce investor. Previously, Ms. Bose was the President of Chobani Ventures from October 2014 to October 2016. Ms. Bose was Cofounder and Managing Partner at Humanitarian Ventures from 2017 to 2020. Ms. Bose also co-authored the international bestselling book, “Mother Teresa, CEO,” which was translated into eight languages.

Ms. Bose serves on the Governing Board of Directors of Calvert Impact Capital, one of the pioneers in impact investing and gender lens investing, who in the last 25 years have moved over $2 billion into communities; the Refugee Investment Network, the first impact investing and blended finance collaborative dedicated to creating durable solutions to global forced migration and Global Dignity, an initiative of HRH Crown Prince Haakon of Norway. She additionally sits on the advisory board of Teralys Capital, one of the largest fund of venture capital funds with $1.6 Billion assets under management. She is a member of the Young Presidents’ Organization (YPO), the Global Entrepreneurs’ Council at the United Nations Foundation, and is active in the World Economic Forum as an advisor to its Humanitarian Investing Initiative and as a member of its Expert Network.

In June 2017, Ms. Bose cofounded and launched the Canadian Entrepreneurship Initiative (CEI), alongside Richard Branson, to help improve the state of entrepreneurship in Canada. She authored their flagship report Entrepreneurship: Canada’s Golden Opportunity.

Ms. Bose is a frequent speaker and keynote at conferences around the world, including the Forbes 100 Most Powerful Women’s Summit, World Humanitarian Summit, World Economic Forum, Banff Forum and the United Nations. She has been featured in publications including The Economist, Wall Street Journal, Fast Company, NY Times, Financial Times, LA Times, Business Insider and Bloomberg.

Trevor A. Edwards is a member of our board of directors. Mr. Edwards will become our director at the closing of this offering. Mr. Edwards spent 25 years, from 1992 to 2018, at Nike Inc. (“NIKE”) where he was instrumental in building the NIKE brand into one of the most innovative and renowned brands around the world. He retired as the President of NIKE in 2018.

Mr. Edwards brings over 30 years of deep global expertise in brand management, product development, marketing, sales, retail, as well as the ability to leverage digital technologies to drive growth. His executive leadership roles at NIKE included strategic visioning, brand management, general, operational and P&L management of NIKE’s business. He oversaw all global geographic, category and direct-to-consumer business units, which included product design, product management, merchandising, marketing, sales, operations, digital technology, retail (physical and e-Commerce), finance and human resources.

During his career at NIKE, Mr. Edwards led some of the brand’s most significant innovations, including pioneering NIKE’s Integrated Brand model, driving NIKE’s City Strategies, spearheading the creation of NIKE+, which was an innovative partnership with Apple Inc., and driving NIKE’s accelerated growth through the creation of category management offense (e.g. global football, running, sportswear, women’s, etc.). Mr. Edwards also led NIKE’s direct-to-consumer growth strategy through NIKE.com and NIKE Digital, helping to position NIKE as a leading company in leveraging digital technology. Prior to NIKE, Mr. Edwards worked at Colgate-Palmolive in Global Marketing. Mr. Edwards served Director to Mattel Inc. from 2012 to 2018, Director, NIKE Foundation and a Director, Management Leadership for Tomorrow. He received a BBA and MBA from Bernard Baruch College.

Jay Margolis is a member of our board of directors. Currently, Mr. Margolis is Chairman of Intuit Consulting LLC, a consulting firm specializing in retail, fashion and consumer products located in Watermill, New York since January 2008. Mr. Margolis previously served as Chairman and CEO of Cache, Inc., a publicly-held specialty chain of women’s apparel headquartered in New York. From October 2005 through July 2007, Mr. Margolis served as the President and CEO of the Apparel Group for Limited Brands, located in Ohio. Before assuming that position, he had been President and COO of Massachusetts-based Reebok International since 2001, where he also served as a Director. Mr. Margolis serves Bain Capital Specialty Finance, Inc. as a member of the board of directors since September 2016 and Lovepop, Inc. as a member of the board of directors since September 2019. Mr. Margolis has served on numerous boards including: Boston Beer (parent company of Sam Adams), Godiva Chocolatier, and Burlington Coat. He was also an executive officer of other well-known clothing brands, including Esprit, Tommy Hilfiger, Liz Claiborne, Cluett Peabody, Ron Chereskin and Bidermann Industries. Mr. Margolis has significant knowledge in consumer products retailing, merchandising, consumer insights, strategic planning and public company corporate governance. He received a B.A. from Queens College.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each committee has a charter, which was filed with the SEC as an exhibit to the Registration Statement on Form S-1 on March 2, 2021.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Trevor A. Edwards, Jay Margolis, and Ruma Bose, each of whom is an independent director under Nasdaq’s listing standards. Mr. Edwards is the Chairperson of the audit committee. The Board has determined that Mr. Edwards qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others. The nominating committee consists of Trevor A. Edwards, Jay Margolis, and Ruma Bose. Ms. Bose will chair the nominating committee. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent, and we have a nominating committee charter in place.

The nominating committee will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Trevor A. Edwards, Jay Margolis, and Ruma Bose, each of whom is an independent director under Nasdaq’s listing standards. Mr. Margolis is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.
●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Amy Butte	DigitalOcean Holdings Inc.	Technology	Director
	BNP Paribas USA, Inc.	Banking	Director
	Tuscan Holdings Corp	Blank Check	Director
	Bain Capital Specialty Finance, Inc.	Specialty Finance	Director
Joshua L. Spear	Composite Venture Partners	Venture Capital	General Partner
Ruma Bose	Clearbanc	E-commerce investing	Chief Growth Officer
Jay Margolis	Intuit Consulting LLC	Retail, fashion and consumer products	Chair
	Bain Capital Specialty Finance, Inc.	Specialty Finance	Director
	Lovepop, Inc.	Consumer Products	Director

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2021, we had 5,360,800 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)	Common Stock
Directors, executive officers and Founders
Iron Spark I LLC (3)(5)	5,360,800	24.3%
Joshua L. Spear (4)(5)	5,360,800	24.3%
Alexander P. Oxman (4)(5)	5,360,800	24.3%
Amy Butte	20,000	*
Ruma Bosse	20,000	*
Trevor A. Edwards	20,000	*
Jay Margolis	20,000	*
All executive officers and directors as a group (six individuals)	5,360,800	24.3%

*Less than one percent.

(1)Unless otherwise noted, the business address of each of the following is 125 N Cache St. 2nd FL., Box 3789 Jackson, WY 83001.
(2)These shares represent the founder shares held by our initial stockholders. Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)Iron Spark I LLC is managed by Joshua L. Spear and Alexander P. Oxman.
(4)Represents shares owned by Iron Spark I LLC.

(5)Represents 4,170,000 shares of Class B common stock and 1,190,800 Class A common stock sold in private placement to Sponsor.

The founder shares, private placement shares and any shares of common stock issued upon conversion thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement shares, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor, provided, however, that in the case of clauses (a) through (e) or (g), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor, officers and directors, as the case may be, with respect to such securities.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note.. If the Sponsor makes any Working Capital Loans, such loans may be converted into shares of Class A Common Stock, at the price of $10.00 per share at the option of the lender. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into shares of Class A Common Stock at a price of $10.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 3, 2021, our founder acquired 5,031,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. The founder shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that our sponsor will own 20% of the Company’s issued and outstanding shares upon the completion of our initial public offering. On June 8 2021, our sponsor surrendered 861,250 founder shares for no consideration. On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares. On July 26, 2021, 142,500 founder shares were forfeited upon the expiration of the underwriters’ over-allotment option, resulting in an aggregate of 4,170,000 founder shares outstanding.

Private Placement

Simultaneously with the closing of the initial public offering, our sponsor purchased an aggregate of 1,090,000 private placement shares at a price of $10.00 per private placement share, generating gross proceeds of $10,900,000. On June 16, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 100,800 over-allotment private placement shares at a price of $10.00 per share, generating gross proceeds of $1,008,000.

The proceeds from the sale of the private placement shares and over-allotment private placement shares were added to the net proceeds from the initial public offering held in the trust account.

Administrative Support Agreement

We entered into an agreement, commencing on the effective date of the initial public offering, to pay our sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of an initial business combination, we will cease paying these monthly fees.

PART III

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $91,000. The above amount includes annual procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2021.

Item 15. Exhibits, Financial Statement Schedules.

a.The following documents are filed as part of this Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

Financial Statement Schedules: None.

b.	We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated June 8, 2021, by and between the Company and Morgan Stanley & Co. LLC as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 30, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed with the Securities & Exchange Commission on March 30, 2021)
10.1

Letter Agreement, dated June 8, 2021, by and among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.2

Investment Management Trust Agreement, dated January 14, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.3

Registration Rights Agreement, dated June 8, 2021, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.4

Administrative Support Agreement, dated June 8, 2021, by and between the Registrant and Iron Spark I LLC (the “Sponsor”) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.5

Indemnity Agreements, each dated as of June 8, 2021, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

10.6

Private Placement Shares Subscription Agreement, dated June 8, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 30, 2021)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 2, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 2, 2021)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 2, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)*
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Spark I Inc.

Date: March 31, 2022	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua L. Spear	Chief Executive Officer and Director	Date: March 31, 2022
Joshua L. Spear	(Principal Executive Officer)

/s/ Alexander P. Oxman	Chief Financial Officer and Chief Operating Officer	Date: March 31, 2022
Alexander P. Oxman	(Principal Accounting and Financial Officer)

/s/ Amy Butte	Chairperson	Date: March 31, 2022
Amy Butte

/s/ Ruma Bose	Director	Date: March 31, 2022
Ruma Bose

/s/ Trevor Edwards	Director	Date: March 31, 2022
Trevor Edwards

/s/ Jay Margolis	Director	Date: March 31, 2022
Jay Margolis

IRON SPARK I INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

To the Shareholders and Board of Directors of

Iron Spark I Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Iron Spark I Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2022

IRON SPARK I INC.

BALANCE SHEET

AS OF December 31, 2021

ASSETS
Current assets:
Cash	$494,693
Prepaid expenses and other current assets	281,141
Total current assets	775,834
Investments held in Trust Account	171,811,812
Prepaid expenses, non-current	116,609
Total assets	$172,704,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to related parties	$163,715
Franchise taxes payable	187,945
Accrued expenses	32,210
Total current liabilities	383,870
Deferred underwriting fee payable	5,838,000
Total liabilities	6,221,870

Commitments (Note 6)
Class A common stock subject to possible redemption, 16,680,000 shares at redemption value	166,800,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption)	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding	417
Additional paid-in capital	2,361,994
Accumulated deficit	(2,680,145)
Total stockholders’ deficit	(317,615)
Total liabilities and stockholders’ deficit	$172,704,255

The accompanying notes are an integral part of the financial statements.

IRON SPARK I INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$894,112
Loss from operations	(894,112)
Interest income on Trust Account	7,812
Change in fair value of over-allotment option	62,100
Franchise taxes expense	(187,945)
Net loss	(1,012,145)

Basic and diluted weighted average shares outstanding	14,672,580
Basic and diluted net loss per share	$(0.07)

The accompanying notes are an integral part of the financial statements.

IRON SPARK I INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(9,598,115)	—	(9,598,115)
Reclassification of over-allotment option upon exercise	—	—	—	—	50,400	—	50,400
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(1,668,000)	(1,668,000)
Forfeiture of Class B common stock			(142,500)	(14)	14	—	—
Net loss	—	—	—	—	—	(1,012,145)	(1,012,145)
Balance at December 31, 2021	1,190,800	$119	4,170,000	$417	$2,361,994	$(2,680,145)	$(317,615)

The accompanying notes are an integral part of the financial statements.

IRON SPARK I INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	(1,012,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(7,812)
Amortization of prepaid expenses and other assets	171,582
Formation and operating costs	7,119
Change in fair value of over-allotment option	(62,100)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(569,332)
Due to related parties	163,715
Accrued expenses	32,210
Franchise taxes payable	187,945
Net cash used in operating activities	(1,088,818)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(173,472,000)
Net cash used in investing activities	(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from initial public offering, net of underwriter’s discount paid	163,464,000
Proceeds from sale of Private Placement Shares	11,908,000
Payment of offering costs	(341,489)
Net cash provided by financing activities	175,055,511

Net Change in Cash	494,693
Cash - Beginning of Period	—
Cash - End of Period	$494,693

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$1,668,000

Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$9,598,115
Reclassification of over-allotment option upon exercise	$50,400
Forfeiture of Class B common stock	$14
Deferred underwriting fee payable	$5,838,000

The accompanying notes are an integral part of the financial statements.

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 8, 2021. On June 11, 2021, the Company consummated its Initial Public Offering of 15,000,000 shares of Class A common stock (the “Public Shares”). The Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.

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

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $173,472,000 ($10.40 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering, the sale of the Private Placement Shares, the sale of the Over-Allotment Shares, and the exercise of the over-allotment option was placed in a U.S.-based trust account (the “Trust Account”), and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $9,515,489, consisting of $3,336,000 of cash underwriting fees, $5,838,000 of deferred underwriting fees and $341,489 of other costs. In addition, at December 31, 2021, $494,693 of cash was held outside of the Trust Account and is available for working capital purposes.

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern Consideration

As of December 31, 2021, the Company had $494,693 in cash held outside of the Trust Account and working capital of $391,964. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the Company had $171,811,812 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As of December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$166,800,000
Less:
Issuance costs allocated to Class A common stock	(9,485,615)
Proceeds allocated to over-allotment option	(112,500)
Plus:
Remeasurement of carrying value to redemption value	9,598,115
Class A common stock subject to possible redemption	$166,800,000

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the period from January 22, 2021
	(inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(729,596)	$(282,549)
Denominator:
Basic and diluted weighted average shares outstanding	10,576,596	4,095,984
Basic and diluted net loss per share	$(0.07)	$(0.07)

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and other current assets, due to a related party, and accrued expenses approximate fair value due to their short-term nature.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$171,811,812	$171,811,812	$—	$—

The Company utilized a Modified Black-Scholes simulation model to value the over-allotment option at initial measurement, upon partial exercise of the over-allotment option, and each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the over-allotment options are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the over-allotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the over-allotment option. The expected life of the over-allotment option is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table provides the significant inputs to the Black-Scholes simulation for the fair value of the over-allotment option:

	At June 11, 2021	At June 16,
	(Initial	2021 (Partial	At June 30,
	Measurement)	Exercise)	2021
Stock price	$10.00	$9.95	$9.98
Exercise price	$10.00	$10.00	$10
Dividend yield	—%	—%	—%
Expected term (in years)	0.12	0.11	0.07
Volatility	3.80%	3.89%	3.50%
Risk-free rate	0.01%	0.04%	0.05%
Fair value of over-allotment options	$0.05	$0.03	$0.03

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On June 8, 2021, the Sponsor surrendered 718,750 Founder Shares for no consideration. On June 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,680,000 shares (see Note 6). On July 26, 2021, 142,500 Founder Shares were forfeited upon the expiration of the underwriters’ over-allotment option, resulting in an aggregate of 4,170,000 Founder Shares outstanding.

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

Due to Related Parties

An affiliate of the Sponsor and the Sponsor have paid $71,382 to cover certain operating costs and offering costs on behalf of the Company. A portion of the outstanding balance was paid on January 20, 2022 in the amount of $11,382. As of December 31, 2021, the Company owed $60,000 to the Sponsor and $11,382 to an affiliate of the sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Sponsor makes any Working Capital Loans, such loans may be converted into shares of Class A common stock, at the price of $10.00 per share at the option of the lender. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into shares of Class A common stock at a price of $10.00 per share. As of December 31, 2021, the Company does not have any outstanding related party loans.

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the completed business combination. For the period from January 22, 2021 (inception) through December 31, 2021, the Company incurred $280,000

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

in fees for these services. As of December 31, 2021, $25,000 related to this agreement is recorded in due to related parties on the balance sheet.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 22, 2021 (inception) through December 31, 2021, the Company incurred $67,333 in fees for these services. As of December 31, 2021, $67,333 related to this agreement is recorded in due to related parties on the balance sheet.

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 17,870,800 shares of Class A common stock issued and 1,190,800 shares of Class A common stock outstanding, excluding 16,680,000 shares of Class A common stock subject to possible redemption.

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 8. INCOME TAX

For the period from January 22, 2021 (inception) through December 31, 2021 the income tax provision consists of the following:

Federal
Current	$—
Deferred	(225,569)

State
Current	$—
Deferred	—
Change in valuation allowance	225,569
Income tax provision	$—

For the period from January 22, 2021 (inception) through December 31, 2021 a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Other	0.0%
Change in fair value of over-allotment option	1.3%
Change in valuation allowance	(22.3)%
Income tax provision	0.0%

The Company's effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$187,741
Net operating loss carryforwards	37,828
Total deferred tax assets	225,569
Valuation allowance	(225,569)

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Deferred tax assets, net of allowance	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of $180,133 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the change in the valuation allowance was $225,569.

NOTE 9. SUBSEQUENT EVENTS

On December 30, 2021, the Company entered into an arrangement with Morgan Stanley & Co. LLC ("Morgan Stanley") in which the Company retains Morgan Stanley to provide financial advisory services in connection with the potential business combination. As compensation for such services, the Company is to pay Morgan Stanley a transaction fee of $5,000,000, which shall be payable contingent upon the consummation of the business combination.

On January 4, 2022, the Company entered into a letter agreement with BTIG, LLC ("BTIG") in which the company retains BTIG to provide strategic and capital markets advisory services. As compensation for such services, the Company is to pay BTIG an advisory fee of $2,000,000 which becomes payable upon the consummation of the business combination. However, the fee will not be paid if BTIG receives a fee in connection with its role as a lead placement agent to Hypebeast in a private placement in connection with the business combination. In addition, the Company will reimburse all of BTIG’s reasonable out-of-pocket costs and expenses incurred in connection with its activities up to $25,000.

On January 14, 2022, the Company paid a cash dividend to the holders of record of the Public Shares as of January 7, 2022 in the amount of $0.05 per Public Share out of its Trust Account. The Company is obligated to make such dividend payments to holders of Public Shares on a quarterly basis until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The next dividend shall be paid to holders of Public Shares in April 2022.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.