Form 10-Q
period 2022-03-31
Iron Spark I Inc.
filed 2022-05-16
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,170,000 shares of the registrant's Class B common stock, par value $0.0001 per share, issued and outstanding.

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	2

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

IRON SPARK I INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$286,895	$494,693
Prepaid expenses and other current assets	319,052	281,141
Total current assets	605,947	775,834
Investments held in Trust Account	170,982,036	171,811,812
Prepaid expenses, non-current	48,901	116,609
Total assets	$171,636,884	$172,704,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Due to related parties	$159,170	$163,715
Franchise taxes payable	236,712	187,945
Accrued advisory fees	7,000,000	—
Accrued expenses	855,517	32,210
Total current liabilities	8,251,399	383,870
Deferred underwriting fee payable	5,838,000	5,838,000
Total liabilities	14,089,399	6,221,870

Commitments (Note 6)

Class A common stock subject to possible redemption, 16,680,000 shares at redemption value as of March 31, 2022 and December 31, 2021, respectively	166,800,000	166,800,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	119	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	417	417
Additional paid-in capital	2,361,994	2,361,994
Accumulated deficit	(11,615,045)	(2,680,145)
Total stockholders' deficit	(9,252,515)	(317,615)
Total liabilities and stockholders' deficit	$171,636,884	$172,704,255

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
	For the Three Months	January 22, 2021
	Ended	(inception) Through
	March 31, 2022	March 31, 2021
Operating and formation costs	$8,056,357	$1,300
Loss from operations	(8,056,357)	(1,300)
Interest income on Trust Account	4,224	—
Franchise taxes expense	(48,767)	—
Net loss	(8,100,900)	(1,300)

Basic and diluted weighted average shares outstanding	22,040,800	3,750,000	(1)
Basic and diluted net loss per share	$(0.37)	$(0.00)

(1) This number excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	From January 22, 2021 (inception) through March 31, 2021
	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,300)	$23,700

	Three Months Ended March 31, 2022
	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2022	1,190,800	$119	4,170,000	$417	$2,361,994	$(2,680,145)	$(317,615)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Net loss	—	—	—	—	—	(8,100,900)	(8,100,900)
Balance at March 31, 2022	1,190,800	$119	4,170,000	$417	$2,361,994	$(11,615,045)	$(9,252,515)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January 22,
	For the Three	2021 (inception)
	Months Ended	Through March
	March 31, 2022	31, 2021
Cash Flows from Operating Activities:
Net loss	(8,100,900)	(1,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(4,224)	—
Amortization of prepaid expenses and other assets	87,485	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(57,688)	(1,812)
Due to related parties	(4,545)	—
Accrued advisory fees	7,000,000	—
Accrued expenses	823,307	1,000
Franchise taxes payable	48,767	—
Net cash used in operating activities	(207,798)	(2,112)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Proceeds from advance from Sponsor	—	5,000
Payment of offering costs	—	(26,956)
Net cash provided by financing activities	—	3,044

Net Change in Cash	(207,798)	932
Cash - Beginning of Period	494,693	—
Cash - End of Period	$286,895	$932

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$834,000	$—

Supplemental disclosures of noncash investing and financing activities:
Deferred offering costs included in due to Sponsor	$—	$74,250
Deferred offering costs included in accrued offering costs	$—	$25,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $173,472,000 ($10.40 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering, the sale of the Private Placement Shares, the sale of the Over-Allotment Shares, and the exercise of the over-allotment option was placed in a U.S.-based trust account (the "Trust Account"), and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $9,515,489, consisting of $3,336,000 of cash underwriting fees, $5,838,000 of deferred underwriting fees and $341,489 of other costs. In addition, at March 31, 2022, $286,895 of cash was held outside of the Trust Account and is available for working capital purposes.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Business Combination Agreement

On April 3, 2022, the Company entered in an Agreement and Plan of Merger (the “Business Combination Agreement”) with Hypebeast Limited, a Cayman Islands exempted company with its shares publicly traded with stock code “00150” on the Main Board of the Stock Exchange of the Hong Kong Limited (the “HKSE”) and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited (the “Merger Sub”). In accordance with the terms and subject to the conditions of the Business Combination Agreement the Company will conduct a consolidation of its outstanding ordinary shares such that 30,000,000 ordinary shares of the Company (each a “Consolidated Share”) remain issued and outstanding immediately after such share consolidation with a price of $10.00 per share immediately following such share consolidation (the “Recapitalization”).

Following the Recapitalization in accordance with the Companies Act (as amended) of the Cayman Islands, the Merger Sub will merge with and into the Special-purpose acquisition company ("SPAC") in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with the SPAC being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Surviving Corporation”). The Merger will become effective at the time when the Certificate of Merger becomes effective under the Delaware General Corporation Law (the “Effective Time”). Upon closing of the Business Combination, the Consolidated Shares will be dual listed for trading on both the HKSE and the Nasdaq Capital Market LLC (“Nasdaq”).

At the Effective Time, each share of Class A common stock of the SPAC, par value $0.0001 per share (each a “SPAC Class A Share”) and each share of Class B common stock of the SPAC, par value $0.0001 per share (each a “SPAC Class B Share;” and each SPAC Class A Share and SPAC Class B Share is referred to as a “SPAC Share”) (other than the SPAC Shares owned by the SPAC as treasury shares, the SPAC Shares owned by any of SPAC’s direct or indirect wholly-owned subsidiaries, and any SPAC Redeeming Shares (as

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

defined below)) will cease to be outstanding and will automatically be converted into the right to receive, without interest, one Consolidated Share. The holders of the SPAC Shares outstanding immediately prior to the Effective Time will cease to have any rights with respect to such the SPAC Shares, except as provided by the Business Combination Agreement or by law. The “SPAC Redeeming Shares” means any SPAC Class A Shares in respect of which the eligible holder (as determined in accordance with the Amended and Restated Certificate of Incorporation and the By-Laws of the SPAC (the “SPAC Charter”), which shall not include Iron Spark I LLC (the “Sponsor”) or any other holder of SPAC Class B Shares) thereof has validly exercised (and not validly revoked, withdrawn or lost) his, her or its redemption right. Holders of SPAC Redeeming Shares will receive $10.00 per SPAC Share at the closing of the Merger (the “Closing”).

At Closing, each eligible stockholder of SPAC (which shall not include Sponsor or any other holder of SPAC Class B Shares) who has not exercised his, her or its redemption right shall receive a cash dividend in the amount of $0.05, without interest, with respect to each SPAC Non-Redeeming Share (as defined below) (collectively, the “SPAC Closing Dividends”); and following the payment of SPAC Closing Dividends, the Sponsor shall receive an amount in cash equal to all amounts in the trust account established for the purpose of holding the net proceeds of SPAC’s initial public offering (the “Trust Account”) in excess of $10.00 per SPAC Non-Redeeming Share prior to the payment of any transaction expenses and, for avoidance of doubt, without taking into account any proceeds from the PIPE Transaction and/or the Permitted Equity Financing.

All shares of capital stock of the Merger Sub that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of the Company, be automatically converted into and become one validly issued, fully paid and non-assessable share of common stock of the Surviving Corporation issued in the name of the Company, which share of common stock will be the only shares of the Surviving Corporation’s capital stock that are issued and outstanding immediately after the Effective Time. Each certificate evidencing ownership of shares of Merger Sub common stock will, as of the Effective Time, evidence ownership of such share of common stock of the Surviving Corporation.

Going Concern Consideration

As of March 31, 2022, the Company had $286,895 in cash held outside of the Trust Account and working capital deficit of $7,645,452. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $170,982,036 and $171,811,812 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

			For the period from January
	For the three months ended		22, 2021 (inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(6,568,254)	$(1,532,646)	$—	$(1,300)
Denominator:
Basic and diluted weighted average shares outstanding	17,870,800	4,170,000	—	3,750,000	(1)
Basic and diluted net loss per share	$(0.37)	$(0.37)	$0.00	$(0.00)

(1) This number excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company's financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$170,982,036	$170,982,036	$—	$—

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$171,811,812	$171,811,812	$—	$—

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 16,680,000 Public Shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,680,000, at $10.00 per Public Share, generating gross proceeds of $166,800,000.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due to Related Parties

An affiliate of the Sponsor and the Sponsor have paid $61,837 and $71,382 to cover certain operating costs and offering costs on behalf of the Company as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company owed $60,000 to the Sponsor. As of March 31, 2022 and December 31, 2021, the Company owed $1,837 and $11,382 to an affiliate of the Sponsor, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Sponsor makes any Working Capital Loans, such loans may be converted into shares of Class A common stock, at the price of $10.00 per share at the option of the lender. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into shares of Class A common stock at a price of $10.00 per share. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding related party loans.

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the completed business combination. For the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, the Company incurred $75,000 and $55,000 in fees for these services, respectively. As of December 31, 2021, $25,000 related to this agreement is recorded in due to related parties on the condensed balance sheets. As of March 31, 2022, these amounts were fully paid by the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company's liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, $97,333 and $67,333 related to this agreement is recorded in due to related parties on the condensed balance sheets, respectively.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Advisory Fees

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

The advisory fees are recorded in accrued advisory fees on the condensed balance sheets. As of March 31, 2022, these fees were $7,000,000.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 17,870,800 shares of Class A common stock issued and 1,190,800 shares of Class A common stock outstanding, excluding 16,680,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock to the Sponsor. On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration. On July 26, 2021, the Sponsor forfeited an additional 142,500 of Class B common stock for no consideration, resulting in an aggregate of 4,170,000 shares of Class B common stock outstanding as of March 31, 2022 and December 31, 2021. Shares and associated amounts have been retroactively restated to reflect the share surrender.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SUBSEQUENT EVENTS

On April 3, 2022, the Company entered in a Business Combination Agreement with Hypebeast Limited, a Cayman Islands exempted company with its shares publicly traded with stock code "00150" on the Main Board of the HKSE and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited.

On April 15, 2022, the Company paid a cash dividend to the holders of record of the Public Shares as of April 8, 2022 in the amount of $0.05 per Public Share out of its Trust Account. The Company is obligated to make such dividend payments to holders of Public Shares on a quarterly basis until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The next dividend shall be paid to holders of Public Shares in July 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2021 (inception) through March 31, 2021, we had a net loss of $1,300, which resulted entirely from operating and formation costs.

For the three months ended March 31, 2022, we had a net loss of $8,100,900, which resulted from operating and formation costs of $8,056,357 and franchise tax expense of $48,767, offset in part by interest income on the Trust Account of $4,224.

Proposed Business Combination

On April 3, 2022, the Company entered in a Business Combination Agreement with Hypebeast Limited, a Cayman Islands exempted company with its shares publicly traded with stock code "00150" on the Main Board of the HKSE and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited.

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

On June 16, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 1,680,000 shares (the “Over-Allotment Shares”), and the sale of an additional 100,800 shares (the “Over-Allotment Private Placement Shares”) at $10.00 per share, generating total gross proceeds of $1,008,000.

For the three months ended March 31, 2022, net cash used in operating activities was $207,798, which was due to our net loss of $8,100,900 and interest income on the Trust Account of $4,224, offset in part by changes in working capital of $7,809,841 and the amortization of prepaid expenses and other assets of $87,485.

For the period from January 22, 2021 (inception) through March 31, 2021, net cash used in operating activities was $2,112, which was due to our net loss of $1,300 and changes in working capital of $812.

As of March 31, 2022, we had cash of $286,895 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

Contractual Obligations

Due to Related Parties

An affiliate of the Sponsor and the Sponsor have paid $61,837 and $71,382 to cover certain operating costs and offering costs on behalf of the Company as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company owed $60,000 to the Sponsor. As of March 31, 2022 and December 31, 2021, the Company owed $1,837 and $11,382 to an affiliate of the Sponsor, respectively.

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the completed business combination. For the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, the Company incurred $75,000 and $55,000 in fees for these services, respectively. As of December 31, 2021, $25,000 related to this agreement is recorded in due to related parties on the condensed balance sheets. As of March 31, 2022, these amounts were fully paid by the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company's liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, $97,333 and $67,333 related to this agreement is recorded in due to related parties on the condensed balance sheets, respectively.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other stockholders, Class A and Class B common stock are presented as one class of stock in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 18, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As noted above, the identification of this material weakness resulted in the restatement of the Company’s audited financial statement as of June 11, 2021 and its unaudited financial statements as of and for the period ended June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements (as discussed above), we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Spark I Inc.

Date: May 16, 2022	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Iron Spark I Inc.

Date: May 16, 2022	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Principal Financial and Accounting Officer