Form 10-Q
period 2022-06-30
Iron Spark I Inc.
filed 2022-08-12
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,170,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	2
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

IRON SPARK I INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$62,267	$494,693
Prepaid expenses and other current assets	281,024	281,141
Total current assets	343,291	775,834
Investments held in Trust Account	170,225,143	171,811,812
Prepaid expenses, non-current	—	116,609
Total assets	$170,568,434	$172,704,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,125,608	$32,210
Due to related parties	212,333	163,715
Franchise tax payable	100,000	187,945
Advance from Sponsor	100,000	—
Accrued advisory fees	7,000,000	—
Total current liabilities	8,537,941	383,870
Deferred underwriting fee payable	5,838,000	5,838,000
Total liabilities	14,375,941	6,221,870

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 16,680,000 shares at redemption value as of June 30, 2022 and December 31, 2021	166,800,000	166,800,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	119	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	417	417
Additional paid-in capital	2,361,994	2,361,994
Accumulated deficit	(12,970,037)	(2,680,145)
Total stockholders’ deficit	(10,607,507)	(317,615)
Total liabilities and stockholders’ deficit	$170,568,434	$172,704,255

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from
	Three Months Ended	Three Months Ended	Six Months	January 22, 2021
	June 30,	June 30,	Ended	(inception) Through
	2022	2021	June 30, 2022	June 30, 2021
Operating and formation costs	$582,669	$151,972	$8,639,026	$153,272
Loss from operations	(582,669)	(151,972)	(8,639,026)	(153,272)
Interest income on Trust Account	77,107	—	81,331	—
Franchise tax expense	(15,430)	—	(64,197)	—
Net loss	$(520,992)	$(151,972)	$(8,621,892)	$(153,272)

Basic and diluted weighted average shares outstanding, Class A common stock	17,870,800	3,673,791	17,870,800	2,079,505
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.02)	$(0.39)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	4,170,000	3,815,334	4,170,000	3,786,981
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.02)	$(0.39)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Deficit
Balance at January 1, 2022	1,190,800	$119	4,170,000	$417	$2,361,994	$(2,680,145)	$(317,615)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Net loss	—	—	—	—	—	(8,100,900)	(8,100,900)
Balance at March 31, 2022	1,190,800	119	4,170,000	417	2,361,994	(11,615,045)	(9,252,515)
Payment of dividend to Class A Public Shareholders						(834,000)	(834,000)
Net loss	—	—	—	—	—	(520,992)	(520,992)
Balance at June 30, 2022	1,190,800	$119	4,170,000	$417	$2,361,994	$(12,970,037)	$(10,607,507)

FOR THE THREE ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	—	4,312,500	431	24,569	(1,300)	23,700
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(9,492,734)	—	(9,492,734)
Net loss	—	—	—	—	—	(151,972)	(151,972)
Balance at June 30, 2021	1,190,800	$119	4,312,500	$431	$2,416,961	$(153,272)	$2,264,239

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January 22,
	For the Six	2021 (inception)
	Months Ended	Through June
	June 30, 2022	30, 2021
Cash Flows from Operating Activities:
Net loss	(8,621,892)	(153,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(81,331)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	116,726	(536,644)
Accounts payable and accrued expenses	1,093,398	7,060
Due to related parties	48,618	14,475
Accrued advisory fees	7,000,000	—
Franchise taxes payable	(87,945)	—
Net cash used in operating activities	(532,426)	(668,381)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(173,472,000)
Net cash used in investing activities	—	(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Proceeds from advance from Sponsor	100,000	60,000
Proceeds from initial public offering, net of underwriter’s discount paid	—	163,464,000
Proceeds from sale of Private Placement Shares	—	11,908,000
Payment of offering costs	—	(308,106)
Net cash provided by financing activities	100,000	175,148,894

Net Change in Cash	(432,426)	1,008,513
Cash - Beginning of Period	494,693	—
Cash - End of Period	$62,267	$1,008,513

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$1,668,000	$—

Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$—	$9,492,734
Deferred offering costs included in accrued offering costs	$—	$22,020
Deferred offering costs included in due to related parties	$—	$11,363
Deferred underwriting fee payable	$—	$5,838,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for $10.00. In addition, concurrently with the release of funds from the Trust Account, non-redeeming stockholders will receive $0.05 per share (assuming that the Company did not previously distribute $0.40 per share in dividends) and the Sponsor will receive amounts remaining in the Trust Account that are in excess of $10.00 per Public Share. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

Business Combination Agreement

On April 3, 2022, the Company entered in an Agreement and Plan of Merger (the “Business Combination Agreement”) with Hypebeast Limited (“Hypebeast”), a Cayman Islands exempted company with its shares publicly traded with stock code “00150” on the Main Board of the Stock Exchange of the Hong Kong Limited (the “HKSE”) and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited (“Merger Sub”). In accordance with the terms and subject to the conditions of the Business Combination Agreement the Company will conduct a consolidation of its outstanding ordinary shares such that 30,000,000 ordinary shares of the Company (each a “Consolidated Share”) remain issued and outstanding immediately after such share consolidation with a price of $10.00 per share immediately following such share consolidation (the “Recapitalization”).

Following the Recapitalization in accordance with the Companies Act (as amended) of the Cayman Islands, the Merger Sub will merge with and into the Company in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with the Company being the surviving entity and becoming a wholly-owned subsidiary of Hypebeast (the “Surviving Corporation”). The Merger will become effective at the time when the Certificate of Merger becomes effective under the Delaware General Corporation Law (the “Effective Time”). Upon closing of the Business Combination, the Consolidated Shares will be dual listed for trading on both the HKSE and the Nasdaq Capital Market LLC (“Nasdaq”).

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At the Effective Time, each share of Class A common stock of the Company, par value $0.0001 per share (each a “SPAC Class A Share”) and each share of Class B common stock of the Company, par value $0.0001 per share (each a “SPAC Class B Share;” and each SPAC Class A Share and SPAC Class B Share is referred to as a “SPAC Share”) (other than the SPAC Shares owned by the Company as treasury shares, the SPAC Shares owned by any of Company’s direct or indirect wholly-owned subsidiaries, and any SPAC Redeeming Shares (as defined below)) will cease to be outstanding and will automatically be converted into the right to receive, without interest, one Consolidated Share. The holders of the SPAC Shares outstanding immediately prior to the Effective Time will cease to have any rights with respect to such the SPAC Shares, except as provided by the Business Combination Agreement or by law. The “SPAC Redeeming Shares” means any SPAC Class A Shares in respect of which the eligible holder (as determined in accordance with the Amended and Restated Certificate of Incorporation and the By-Laws of the SPAC (the “SPAC Charter”), which shall not include the “Sponsor” or any other holder of SPAC Class B Shares) thereof has validly exercised (and not validly revoked, withdrawn or lost) his, her or its redemption right. Holders of SPAC Redeeming Shares will receive $10.00 per SPAC Share at the closing of the Merger (the “Closing”).

At Closing, each eligible stockholder of the Company (which shall not include the Sponsor or any other holder of SPAC Class B Shares) who has not exercised his, her or its redemption right shall receive a cash dividend in the amount of $0.05, without interest, with respect to each SPAC Non-Redeeming Share (as defined below) (collectively, the “SPAC Closing Dividends”); and following the payment of SPAC Closing Dividends, the Sponsor shall receive an amount in cash equal to all amounts in the trust account established for the purpose of holding the net proceeds of SPAC’s initial public offering (the “Trust Account”) in excess of $10.00 per SPAC Non-Redeeming Share prior to the payment of any transaction expenses and, for avoidance of doubt, without taking into account any proceeds from any private placements at the Closing.

All shares of capital stock of the Merger Sub that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of Hypebeast, be automatically converted into and become one validly issued, fully paid and non-assessable share of common stock of the Surviving Corporation issued in the name of Hypebeast, which share of common stock will be the only shares of the Surviving Corporation’s capital stock that are issued and outstanding immediately after the Effective Time. Each certificate evidencing ownership of shares of Merger Sub common stock will, as of the Effective Time, evidence ownership of such share of common stock of the Surviving Corporation.

PIPE Subscription Agreements

On April 3, 2022 and concurrently with the execution of the Business Combination Agreement, Hypebeast entered into subscription agreements (the “PIPE Subscription Agreements”) with certain third-party investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, severally and not jointly, and Hypebeast agreed to issue, allot and credit as fully paid-up to PIPE Investors, 1,333,500 ordinary shares of Hypebeast (after taking into account the Recapitalization) at a price of $10.00 per share.

Going Concern Consideration

As of June 30, 2022, the Company had $62,267 in cash held outside of the Trust Account and working capital deficit of $8,194,650. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until June 11, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated June 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $170,225,143 and $171,811,812 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$166,800,000
Less:
Issuance costs allocated to Class A common stock	(9,485,615)
Proceeds allocated to over-allotment option	(112,500)
Plus:
Remeasurement of carrying value to redemption value	9,598,115
Class A common stock subject to possible redemption	$166,800,000

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,515,489 as a result of the Initial Public Offering (consisting of a $3,336,000 underwriting fee, $5,838,000 of deferred underwriting fees and $341,489 of other offering costs). The Company recorded $9,515,489 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Public Shares.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 9 for additional information on income taxes for the periods presented.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. The Company does not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

							For the Period from
							January 22, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(inception) Through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(422,423)	$(98,569)	$(74,550)	$(77,422)	$(6,990,677)	$(1,631,215)	$(54,331)	$(98,941)
Denominator:
Basic and diluted weighted average shares outstanding	17,870,800	4,170,000	3,673,791	3,815,334	17,870,800	4,170,000	2,079,505	3,786,981
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.39)	$(0.39)	$(0.03)	$(0.03)

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 8 for additional information on assets and liabilities measured at fair value.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Reimbursable Expenses

The Sponsor and an affiliate of the Sponsor paid $62,176 and $74,328 to cover certain operating costs on behalf of the Company during the three and six months ended June 30, 2022. The Sponsor and an affiliate of the Sponsor paid $46,438 and $120,688 to cover certain operating and offerings costs on behalf of the Company during the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, $0 and $71,382, respectively, was accrued in due to related parties in the condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into shares of Class A common stock at a price of $10.00 per share. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding Working Capital Loans.

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the Business Combination. For the three and six months ended June 30, 2022, the Company incurred $75,000 and $150,000, respectively, in expenses under this agreement. For the three months ended June 30, 2021 and for period from January 22, 2021 (inception) through June 30, 2021, the Company incurred $75,000 and $130,000, respectively, in expenses under this agreement. As of June 30, 2022 and December 31, 2021, $25,000 and $25,000, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in expenses under this agreement. For the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021, the Company did not incur any expenses under this agreement. As of June 30, 2022 and December 31, 2021, $187,333 and $67,333, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Advance from Sponsor

On May 31, 2022, the Company received an advance from the Sponsor of $100,000. The outstanding balance is due on demand.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Advisory Fees

On December 30, 2021, the Company entered into an arrangement with Morgan Stanley & Co. LLC (“Morgan Stanley”) in which the Company retains Morgan Stanley to provide financial advisory services in connection with the potential business combination. As compensation for such services, the Company is to pay Morgan Stanley a transaction fee of $5,000,000, which shall be payable contingent upon the consummation of the business combination.

On January 4, 2022, the Company entered into a letter agreement with BTIG, LLC (“BTIG”) in which the Company retains BTIG to provide strategic and capital markets advisory services. As compensation for such services, the Company is to pay BTIG an advisory fee of $2,000,000 which becomes payable upon the consummation of the business combination. However, the fee will not be paid if BTIG receives a fee in connection with its role as a lead placement agent to Hypebeast in a private placement in connection with the business combination. In addition, the Company will reimburse all of BTIG’s reasonable out-of-pocket costs and expenses incurred in connection with its activities up to $25,000.

The advisory fees are recorded in accrued advisory fees on the condensed balance sheets. As of June 30, 2022 and December 31, 2021, these fees were $7,000,000 and $0, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 17,870,800 shares of Class A common stock issued and 1,190,800 shares of Class A common stock outstanding, excluding 16,680,000 shares of Class A common stock subject to possible redemption.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock to the Sponsor. On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration. Shares and associated amounts have been retroactively restated to reflect the share surrender. On July 26, 2021, the Sponsor forfeited an additional 142,500 of Class B common stock in connection with the expiration of the underwriter’s remaining over-allotment option, resulting in an aggregate of 4,170,000 shares of Class B common stock outstanding as of June 30, 2022 and December 31, 2021.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$170,225,143	$170,225,143	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$171,811,812	$171,811,812	$—	$—

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from January 22, 2021 (inception) through June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to non-deductible transaction costs in connection with the Business Combination, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings. The Company files income tax returns in the U.S. federal jurisdiction.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 28, 2022, Hypebeast entered into a subscription agreement in substantially the same form as the PIPE Subscription Agreements (a “Permitted Equity Subscription Agreement”), including with respect to registration rights, with one third-party investor (the “Additional PIPE Investor”), pursuant to which the Additional PIPE Investor agreed to subscribe for, and Hypebeast agreed to allot and issue to the Additional PIPE Investor, an aggregate of 200,000 ordinary shares of Hypebeast (after taking into account the Recapitalization) (the “Additional Subscription Shares”) at a subscription price of $10.00 per share (such subscription and issuance, the “Additional PIPE Investment”).

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the for the period from January 22, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $520,992, which resulted from operating and formation costs of $582,669 and franchise tax expense of $15,430, offset in part by interest income on the trust account of $77,107.

For the three months ended June 30, 2021, we had a net loss of $151,972, which resulted entirely from operating and formation costs.

For the six months ended June 30, 2022, we had a net loss of $8,621,892, which resulted from operating and formation costs of $8,639,026 and franchise tax expense of $64,197, offset in part by interest income on the trust account of $81,331.

For the period from January 22, 2021 (inception) through June 30, 2021, we had a net loss of $153,272, which resulted entirely from operating and formation costs.

Business Combination Agreement

On April 3, 2022, the Company entered in an Agreement and Plan of Merger (the “Business Combination Agreement”) with Hypebeast Limited (“Hypebeast”), a Cayman Islands exempted company with its shares publicly traded with stock code “00150” on the Main Board of the Stock Exchange of the Hong Kong Limited (the “HKSE”) and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited (“Merger Sub”). In accordance with the terms and subject to the conditions of the Business Combination Agreement the Company will conduct a consolidation of its outstanding ordinary shares such that 30,000,000 ordinary shares of the Company (each a “Consolidated Share”) remain issued and outstanding immediately after such share consolidation with a price of $10.00 per share immediately following such share consolidation (the “Recapitalization”).

Following the Recapitalization in accordance with the Companies Act (as amended) of the Cayman Islands, the Merger Sub will merge with and into the Company in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with the Company being the surviving entity and becoming a wholly-owned subsidiary of Hypebeast (the “Surviving Corporation”). The Merger will become effective at the time when the Certificate of Merger becomes effective under the Delaware General Corporation Law (the “Effective Time”). Upon closing of the Business Combination, the Consolidated Shares will be dual listed for trading on both the HKSE and the Nasdaq Capital Market LLC (“Nasdaq”).

At the Effective Time, each share of Class A common stock of the Company, par value $0.0001 per share (each a “SPAC Class A Share”) and each share of Class B common stock of the Company, par value $0.0001 per share (each a “SPAC Class B Share;” and each SPAC Class A Share and SPAC Class B Share is referred to as a “SPAC Share”) (other than the SPAC Shares owned by the Company as treasury shares, the SPAC Shares owned by any of Company’s direct or indirect wholly-owned subsidiaries, and any SPAC Redeeming Shares (as defined below)) will cease to be outstanding and will automatically be converted into the right to receive, without interest, one Consolidated Share. The holders of the SPAC Shares outstanding immediately prior to the Effective Time will cease to have any rights with respect to such the SPAC Shares, except as provided by the Business Combination Agreement or by law. The “SPAC Redeeming Shares” means any SPAC Class A Shares in respect of which the eligible holder (as determined in accordance with the Amended and Restated Certificate of Incorporation and the By-Laws of the SPAC (the “SPAC Charter”), which shall not include the “Sponsor” or any other holder of SPAC Class B Shares) thereof has validly exercised (and not validly revoked, withdrawn or lost) his, her or its redemption right. Holders of SPAC Redeeming Shares will receive $10.00 per SPAC Share at the closing of the Merger (the “Closing”).

At Closing, each eligible stockholder of the Company (which shall not include the Sponsor or any other holder of SPAC Class B Shares) who has not exercised his, her or its redemption right shall receive a cash dividend in the amount of $0.05, without interest, with respect to each SPAC Non-Redeeming Share (as defined below) (collectively, the “SPAC Closing Dividends”); and following the payment of SPAC Closing Dividends, the Sponsor shall receive an amount in cash equal to all amounts in the trust account established for the purpose of holding the net proceeds of SPAC’s initial public offering (the “Trust Account”) in excess of $10.00 per SPAC Non-Redeeming Share prior to the payment of any transaction expenses and, for avoidance of doubt, without taking into account any proceeds from any private placements at the Closing.

All shares of capital stock of the Merger Sub that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of Hypebeast, be automatically converted into and become one validly issued, fully paid and non-assessable share of common stock of the Surviving Corporation issued in the name of Hypebeast, which share of common stock will be the only shares of the Surviving Corporation’s capital stock that are issued and outstanding immediately after the Effective Time. Each certificate evidencing ownership of shares of Merger Sub common stock will, as of the Effective Time, evidence ownership of such share of common stock of the Surviving Corporation.

PIPE Subscription Agreements

On April 3, 2022 and concurrently with the execution of the Business Combination Agreement, Hypebeast entered into subscription agreements (the “PIPE Subscription Agreements”) with certain third-party investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, severally and not jointly, and Hypebeast agreed to issue, allot and credit as fully paid-up to PIPE Investors, 1,333,500 ordinary shares of Hypebeast (after taking into account the Recapitalization) at a price of $10.00 per share.

On July 28, 2022, Hypebeast entered into a subscription agreement in substantially the same form as the PIPE Subscription Agreements (a “Permitted Equity Subscription Agreement”), including with respect to registration rights, with one third-party investor (the “Additional PIPE Investor”), pursuant to which the Additional PIPE Investor agreed to subscribe for, and Hypebeast agreed to allot and issue to the Additional PIPE Investor, an aggregate of 200,000 ordinary shares of Hypebeast (after taking into account the Recapitalization) (the “Additional Subscription Shares”) at a subscription price of $10.00 per share (such subscription and issuance, the “Additional PIPE Investment”).

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

For the six months ended June 30, 2022, net cash used in operating activities was $532,426, which was due to our net loss of $8,621,892 and interest income on the trust account of $81,331, offset in part by changes in working capital of $8,170,797.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in operating activities was $668,381, which was due to our net loss of $153,272 and changes in working capital of $515,109.

For the six months ended June 30, 2022, we had no cash flows from investing activities.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in investing activities was $173,472,000, which was the result of the deposit of the proceeds from the Initial Public Offering into the trust account.

For the six months ended June 30, 2022, net cash provided by financing activities was $100,000, which was the result of proceeds received from an advance from our Sponsor.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $175,148,894, which was comprised of the net proceeds from the Initial Public Offering, net of underwriter’s discount paid of $163,464,000, proceeds from the sale of the Private Placement Shares of $11,908,000, proceeds from the advance from a related party of $60,000 and proceeds from the sale of common stock to the Sponsor of $25,000, offset in part by payment of offering costs of $308,106.

As of June 30, 2022, we had $62,267 in cash held outside of the trust account and working capital deficit of $8,194,650. We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the trust account as of June 30, 2022, will not be sufficient to allow us to operate until June 11, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under working capital loans with our Sponsor or certain of or directors and officers (“Working Capital Loans”), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated June 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued.

We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful within by June 11, 2023. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

Due to Related Parties

The Sponsor and an affiliate of the Sponsor paid $62,176 and $74,328 to cover certain operating costs on behalf of the Company during the three and six months ended June 30, 2022. The Sponsor and an affiliate of the Sponsor paid $46,438 and $120,688 to cover certain operating and offerings costs on behalf of the Company during the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, $0 and $71,382, respectively, was accrued in due to related parties in the condensed balance sheets.

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the Business Combination. For the three and six months ended June 30, 2022, the Company incurred $75,000 and $150,000, respectively, in expenses under this agreement. For the three months ended June 30, 2021 and for period from January 22, 2021 (inception) through June 30, 2021, the Company incurred $75,000 and $130,000, respectively, in expenses under this agreement. As of June 30, 2022 and December 31, 2021, $25,000 and $25,000, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in expenses under this agreement. For the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021, the Company did not incur any expenses under this agreement. As of June 30, 2022 and December 31, 2021, $187,333 and $67,333, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Advance from Sponsor

On May 31, 2022, the Company received an advance from the Sponsor of $100,000. The outstanding balance is due on demand.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,680,000 shares of Class A common stock for an aggregate purchase price of $16,800,000. The remaining 570,000 shares were not exercised by the underwriter and expired on July 26, 2021.

The underwriter was paid a cash underwriting fee of $0.20 per share, or $3,336,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $5,838,000 in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

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

Common stock subject to possible redemption

All of the 16,680,000 shares of Class A common stock sold as part of the units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates income and losses shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. The Company does not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 18, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

Iron Spark I Inc.

Date: August 12, 2022	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Iron Spark I Inc.

Date: August 12, 2022	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Principal Financial and Accounting Officer