Form 10-K/A
period 2021-12-31
Iron Spark I Inc.
filed 2022-10-03
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-K

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

EXPLANATORY NOTE

Iron Spark I Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2022, to restate its financial statements as of December 31, 2021 and for the period from January 22, 2021 (inception) through December 31, 2021, its unaudited financial statements as of September 30, 2021, for the three months ended September 30, 2021, and for the period from January 22, 2021 (inception) through September 30, 2021, and its unaudited financial statements as of June 30, 2021, for the three months ended June 30, 2021, and for the period from January 22, 2021 (inception) through June 30, 2021 (the “Original Financial Statements”) in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

In the Original Financial Statements, the Company incorrectly omitted certain expenses related to Nasdaq fees for the initial listing of the Company.

Management previously concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such items, including the omission of certain material Nasdaq fee accruals, constituted a material weakness as defined in the SEC regulations.

In light of this material weakness, on September 30, 2022, the Company’s management and the Audit Committee of the Company’s Board of Directors, concluded that the Company’s Original Financial Statements should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for such periods.

The adjustment to correct accrual of the Nasdaq fee resulted in non-cash financial statement corrections and had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

We are filing this Amendment to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

In addition to the omitted Nasdaq fees as described above, the Company is updating the unaudited financial statements as of June 30, 2021 and September 30, 2021 for accounting related to the over-allotment option liability held by the underwriters’ in connection with the partial exercise of the over-allotment option. Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the original filing.

CERTAIN TERMS

References to the “Company,” “Iron Spark,” “our,” “us” or “we” refer to Iron Spark I Inc., a blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Amendment No. 1 to Form 10-K as our “initial business combination.” References to our “sponsor” refer to Iron Spark I LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on June 11, 2021 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering. References to “public stockholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Amendment No. 1 to Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Amendment No. 1 to Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Amendment No. 1 to Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Amendment No. 1 to Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The Registration Statement for our initial public offering was declared effective on June 8, 2021 (the “Initial Public Offering,” or “IPO”). On June 11, 2021, we consummated the Initial Public Offering of 15,000,000 Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) at $10.00 per share of Class A Common Stock, generating gross proceeds of $150,000,000. The partial exercise of the underwriters’ over-allotment option closed on June 16, 2021 generating gross proceeds of $16.8 million, and incurring transaction costs of approximately $9,585,489, consisting of $5,838,000 of deferred underwriting fees, approximately $411,489 of other offering costs, and approximately $3,336,000 as a cost of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Amendment No. 1 to Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Amendment No. 1 to Form 10-K and is incorporated herein by reference

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Amendment No. 1 to Form 10-K, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments within the Company’s restatement of its June 11, 2021 8-K Balance Sheet and unaudited financial statements as of and for the period ended June 30, 2021 to reclassify the Company’s redeemable ordinary shares, and the material weaknesses in our internal control over financial reporting related to the Company’s omission of certain material Nasdaq fee accruals as previously disclosed in our Annual Report on Form 10-K filed on March 31, 2022 and as described in the Explanatory Note of this Amendment, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness described in the Explanatory Note of this Amendment resulted in the restatement of the Company’s audited financial statements as of December 31, 2021 and unaudited financial statements as of and for the periods ended September 30, 2021 and June 30, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable ordinary shares and restated our June 11, 2021 8-K Balance Sheet and unaudited financial statements as of and for the period ended June 30, 2021 filed on November 18, 2021 to reclassify our redeemable ordinary shares as described in Note 3 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement as disclosed in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Iron Spark I Inc.

Date: September 30, 2022	By:	/s/ Joshua L. Spear
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

Signature	Title	Date

/s/ Joshua L. Spear	Chief Executive Officer and Director	Date: September 30, 2022
Joshua L. Spear	(Principal Executive Officer)

/s/ Alexander P. Oxman	Chief Financial Officer and Chief Operating Officer	Date: September 30, 2022
Alexander P. Oxman	(Principal Accounting and Financial Officer)

/s/ Amy Butte	Chairperson	Date: September 30, 2022
Amy Butte

/s/ Ruma Bose	Director	Date: September 30, 2022
Ruma Bose

/s/ Trevor Edwards	Director	Date: September 30, 2022
Trevor Edwards

/s/ Jay Margolis	Director	Date: September 30, 2022
Jay Margolis

IRON SPARK I INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Restatement of 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the period from January 22, 2021 (inception) through December 31, 2021, have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 31, 2022, except for the effects of the restatement discussed in Note 2, as to which the date is September 30, 2022.

IRON SPARK I INC.

BALANCE SHEET

December 31, 2021

(As Restated)(1)

ASSETS
Current assets:
Cash	$494,693
Prepaid expenses and other current assets	281,141
Total current assets	775,834
Investments held in Trust Account	171,811,812
Prepaid expenses, non-current	116,609
Total assets	$172,704,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to related parties	$163,715
Franchise taxes payable	187,945
Accrued offering costs	70,000
Accrued expenses	32,210
Total current liabilities	453,870
Deferred underwriting fee payable	5,838,000
Total liabilities	6,291,870

Commitments (Note 7)
Class A common stock subject to possible redemption, 16,680,000 shares at redemption value	166,800,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption)	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding	417
Additional paid-in capital	2,291,994
Accumulated deficit	(2,680,145)
Total stockholders’ deficit	(387,615)
Total liabilities and stockholders’ deficit	$172,704,255

(1) As restated due to change in accruals (see Note 2).

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

IRON SPARK I INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(As Restated)(1)

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(9,668,115)	—	(9,668,115)
Reclassification of over-allotment option upon exercise	—	—	—	—	50,400	—	50,400
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(1,668,000)	(1,668,000)
Forfeiture of Class B common stock			(142,500)	(14)	14	—	—
Net loss	—	—	—	—	—	(1,012,145)	(1,012,145)
Balance at December 31, 2021	1,190,800	$119	4,170,000	$417	$2,291,994	$(2,680,145)	$(387,615)

(1) As restated due to change in accruals (see Note 2).

The accompanying notes are an integral part of the financial statements.

IRON SPARK I INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(As Restated)(1)

Cash Flows from Operating Activities:
Net loss	(1,012,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(7,812)
Amortization of prepaid expenses and other assets	171,582
Formation and operating costs	7,119
Change in fair value of over-allotment option	(62,100)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(569,332)
Due to related parties	163,715
Accrued expenses	32,210
Franchise taxes payable	187,945
Net cash used in operating activities	(1,088,818)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(173,472,000)
Net cash used in investing activities	(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from initial public offering, net of underwriter’s discount paid	163,464,000
Proceeds from sale of Private Placement Shares	11,908,000
Payment of offering costs	(341,489)
Net cash provided by financing activities	175,055,511

Net Change in Cash	494,693
Cash - Beginning of Period	—
Cash - End of Period	$494,693

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$1,668,000

Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$9,668,115
Reclassification of over-allotment option upon exercise	$50,400
Forfeiture of Class B common stock	$14
Deferred underwriting fee payable	$5,838,000

(1) As restated due to change in accruals (see Note 2).

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

Transaction costs related to the issuances described above amounted to $9,585,489, consisting of $3,336,000 of cash underwriting fees, $5,838,000 of deferred underwriting fees and $411,489 of other costs. In addition, at December 31, 2021, $494,693 of cash was held outside of the Trust Account and is available for working capital purposes.

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern Consideration

As of December 31, 2021, the Company had $494,693 in cash held outside of the Trust Account and working capital of $321,964. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, the Company believes that the omission of certain accruals was material enough that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item. The Company concluded that restatements were required to be made to the unaudited financial statements as of June 30, 2021 and September 30, 2021, and the audited financial statements as of December 31, 2021 to adjust the balance of the deferred offering costs accrued at the Company’s Initial Public Offering. In addition, the Company required restatements

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

to be made to the unaudited financial statements as of June 30, 2021 and September 30, 2021 for accounting related to the over-allotment option liability held by the underwriters’ in connection with the partial exercise of the over-allotment option. Simultaneously, the offering costs will be recorded as a reduction of equity in connection with the shares of Class A common Stock included in the Public Shares.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	December 31, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Accrued offering costs	—	70,000	70,000
Total current liabilities	383,870	70,000	453,870
Total liabilities	6,221,870	70,000	6,291,870
Additional paid-in capital	2,361,994	(70,000)	2,291,994
Total Stockholders' Deficit	(317,615)	(70,000)	(387,615)
Statement of Changes in Shareholders' Deficit for the period from January 22, 2021 (inception) through December 31, 2021
Remeasurement of Class A common stock to redemption amount	(9,598,115)	(70,000)	(9,668,115)
Additional paid-in capital	2,361,994	(70,000)	2,291,994
Total Stockholders' Deficit	(317,615)	(70,000)	(387,615)
Statement of Cash Flows for the period from January 22, 2021 (inception) through December 31, 2021
Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	9,598,115	70,000	9,668,115

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

	September 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Accrued offering costs	—	70,000	70,000
Total current liabilities	227,763	70,000	297,763
Total liabilities	6,065,763	70,000	6,135,763
Additional paid-in capital	2,416,975	(124,981)	2,291,994
Accumulated deficit	(1,495,289)	54,981	(1,440,308)
Total Stockholders' Equity	922,222	(70,000)	852,222
Statement of Operations for the Three Months Ended September 30, 2021 (unaudited)
Gain on issuance of over-allotment option	—	11,700	11,700
Net loss	(508,017)	11,700	(496,317)
Basic and diluted net loss per share of common stock	$(0.02)	$—	$(0.02)
Statement of Operations for the Period from January 22, 2021 (Inception) through September 30, 2021 (unaudited)
Operating and formation costs	527,288	7,119	534,407
Loss from operations	(527,288)	(7,119)	(534,407)
Gain on issuance of over-allotment option	—	62,100	62,100
Net loss	(661,289)	54,981	(606,308)
Basic and diluted net loss per share of common stock	$(0.06)	$0.01	$(0.05)
Statement of Changes in Shareholders' Equity for the period from January 22, 2021 (inception) through September 30, 2021 (unaudited)
Remeasurement of Class A common stock to redemption amount	(9,492,734)	(175,381)	(9,668,115)
Reclassification of over-allotment option upon exercise	—	50,400	50,400
Additional paid-in capital	2,416,975	(124,981)	2,291,994
Net loss	(661,289)	54,981	(606,308)
Accumulated deficit	(1,495,289)	54,981	(1,440,308)
Total Stockholders' Equity	922,222	(70,000)	852,222
Statement of Cash Flows for the period from January 22, 2021 (inception) through September 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Net loss	(661,289)	54,981	(606,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs allocated to the issuance of the over-allotment option	—	7,119	7,119
Gain on issuance of over-allotment option	—	(62,100)	(62,100)
Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	9,492,734	175,381	9,668,115

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Over-allotment option liability	—	17,100	17,100
Accrued offering costs	22,020	70,000	92,020
Total current liabilities	114,918	87,100	202,018
Total liabilities	5,952,918	87,100	6,040,018
Additional paid-in capital	2,416,961	(137,500)	2,279,461
Accumulated deficit	(153,272)	50,400	(102,872)
Total Stockholders' Equity	2,264,239	(87,100)	2,177,139
Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Gain on issuance of over-allotment option	—	50,400	50,400
Net loss	(151,972)	50,400	(101,572)
Basic and diluted net loss per share of common stock	$(0.03)	$0.02	$(0.01)
Statement of Operations for the Period from January 22, 2021 (Inception) through June 30, 2021 (unaudited)
Gain on issuance of over-allotment option	—	50,400	50,400
Net loss	(153,272)	50,400	(102,872)
Basic and diluted net loss per share of common stock	$(0.03)	$0.01	$(0.02)
Statement of Changes in Shareholders' Equity for the period from January 22, 2021 (inception) through June 30, 2021 (unaudited)
Remeasurement of Class A common stock to redemption amount	(9,492,734)	(137,500)	(9,630,234)
Additional paid-in capital	2,416,961	(137,500)	2,279,461
Net loss	(153,272)	50,400	(102,872)
Accumulated deficit	(153,272)	50,400	(102,872)
Total Stockholders' Equity	2,264,239	(87,100)	2,177,139
Statement of Cash Flows for the period from January 22, 2021 (inception) through June 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Net loss	(153,272)	50,400	(102,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on issuance of over-allotment option	—	(50,400)	(50,400)
Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	9,492,734	137,500	9,630,234

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Class A Common Stock Subject to Possible Redemption - As restated

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$166,800,000
Less:
Issuance costs allocated to Class A common stock	(9,555,615)
Proceeds allocated to over-allotment option	(112,500)
Plus:
Remeasurement of carrying value to redemption value	9,668,115
Class A common stock subject to possible redemption	$166,800,000

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,585,489 as a result of the Initial Public Offering (consisting of a $3,336,000 underwriting fee, $5,838,000 of deferred underwriting fees and $411,489 of other offering costs). The Company recorded $9,585,489 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Public Shares.

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

The following table provides the significant inputs to the Black-Scholes simulation for the fair value of the over-allotment option:

	At June 11, 2021	At June 16,
	(Initial	2021 (Partial	At June 30,
	Measurement)	Exercise)	2021
Stock price	$10.00	$9.95	$9.98
Exercise price	$10.00	$10.00	$10.00
Dividend yield	—%	—%	—%
Expected term (in years)	0.12	0.11	0.07
Volatility	3.80%	3.89%	3.50%
Risk-free rate	0.01%	0.04%	0.05%
Fair value of over-allotment options	$0.05	$0.03	$0.03

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the completed business combination. For the period from January 22, 2021 (inception) through December 31, 2021, the Company incurred $280,000 in fees for these services. As of December 31, 2021, $25,000 related to this agreement is recorded in due to related parties on the balance sheet.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

For the period from January 22, 2021 (inception) through December 31, 2021 a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Other	0.0%
Change in fair value of over-allotment option	1.3%
Change in valuation allowance	(22.3)%
Income tax provision	0.0%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and permanent differences.

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

NOTE 10. SUBSEQUENT EVENTS

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

IRON SPARK I INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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