Form 10-Q/A
period 2022-03-31
Iron Spark I Inc.
filed 2022-10-03
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-Q

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

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited) (as Restated)	2

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021 (Unaudited) (as Restated)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

IRON SPARK I INC.

CONDENSED BALANCE SHEETS

(AS RESTATED)(1)

	March 31, 2022	December 31,2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$286,895	$494,693
Prepaid expenses and other current assets	319,052	281,141
Total current assets	605,947	775,834
Investments held in Trust Account	170,982,036	171,811,812
Prepaid expenses, non-current	48,901	116,609
Total assets	$171,636,884	$172,704,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Due to related parties	$159,170	$163,715
Franchise taxes payable	236,712	187,945
Accrued advisory fees	7,000,000	—
Accrued offering costs	70,000	70,000
Accrued expenses	855,517	32,210
Total current liabilities	8,321,399	453,870
Deferred underwriting fee payable	5,838,000	5,838,000
Total liabilities	14,159,399	6,291,870

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 16,680,000 shares at redemption value as of March 31, 2022 and December 31, 2021, respectively	166,800,000	166,800,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	119	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	417	417
Additional paid-in capital	2,291,994	2,291,994
Accumulated deficit	(11,615,045)	(2,680,145)
Total stockholders' deficit	(9,322,515)	(387,615)
Total liabilities and stockholders' deficit	$171,636,884	$172,704,255

(1)As restated due to change in accruals (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
	For the Three Months	January 22, 2021
	Ended March 31,	(inception) Through
	2022	March 31, 2021
Operating and formation costs	$8,056,357	$1,300
Loss from operations	(8,056,357)	(1,300)
Interest income on Trust Account	4,224	—
Franchise taxes expense	(48,767)	—
Net loss	(8,100,900)	(1,300)

Basic and diluted weighted average shares outstanding	22,040,800	3,750,000	(1)
Basic and diluted net loss per share	$(0.37)	$(0.00)

(1) This number excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(AS RESTATED)(1)

From January 22, 2021 (inception) through March 31, 2021
	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,300)	$23,700

Three Months Ended March 31, 2022
	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(2,680,145)	$(387,615)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Net loss	—	—	—	—	—	(8,100,900)	(8,100,900)
Balance at March 31, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(11,615,045)	$(9,322,515)

(1)As restated due to change in accruals (see Note 2).

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the Recapitalization in accordance with the Companies Act (as amended) of the Cayman Islands, the Merger Sub will merge with and into the Special-purpose acquisition company (“SPAC”) in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with the SPAC being the surviving entity and becoming a wholly-owned subsidiary of the Company (the “Surviving Corporation”). The Merger will become effective at the time when the Certificate of Merger becomes effective under the Delaware General Corporation Law (the “Effective Time”). Upon closing of the Business Combination, the Consolidated Shares will be dual listed for trading on both the HKSE and the Nasdaq Capital Market LLC (“Nasdaq”).

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At the Effective Time, each share of Class A common stock of the SPAC, par value $0.0001 per share (each a “SPAC Class A Share”) and each share of Class B common stock of the SPAC, par value $0.0001 per share (each a “SPAC Class B Share;” and each SPAC Class A Share and SPAC Class B Share is referred to as a “SPAC Share”) (other than the SPAC Shares owned by the SPAC as treasury shares, the SPAC Shares owned by any of SPAC’s direct or indirect wholly-owned subsidiaries, and any SPAC Redeeming Shares (as defined below)) will cease to be outstanding and will automatically be converted into the right to receive, without interest, one Consolidated Share. The holders of the SPAC Shares outstanding immediately prior to the Effective Time will cease to have any rights with respect to such the SPAC Shares, except as provided by the Business Combination Agreement or by law. The “SPAC Redeeming Shares” means any SPAC Class A Shares in respect of which the eligible holder (as determined in accordance with the Amended and Restated Certificate of Incorporation and the By-Laws of the SPAC (the “SPAC Charter”), which shall not include Iron Spark I LLC (the “Sponsor”) or any other holder of SPAC Class B Shares) thereof has validly exercised (and not validly revoked, withdrawn or lost) his, her or its redemption right. Holders of SPAC Redeeming Shares will receive $10.00 per SPAC Share at the closing of the Merger (the “Closing”).

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

Going Concern Consideration

As of March 31, 2022, the Company had $286,895 in cash held outside of the Trust Account and working capital deficit of $7,715,452. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, the Company believes that the omission of certain accruals was material enough that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item. The Company concluded that restatements were required to be made to the unaudited financial statements as of March 31, 2022 to adjust the balance of the deferred offering costs at the Company’s Initial Public Offering. Simultaneously, the offering costs will be recorded as a reduction of equity in connection with the shares of Class A common Stock included in the Public Shares.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	March 31, 2022
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Accrued offering costs	—	70,000	70,000
Total current liabilities	8,251,399	70,000	8,321,399
Total liabilities	14,089,399	70,000	14,159,399
Additional paid-in capital	2,361,994	(70,000)	2,291,994
Total Stockholders' Deficit	(9,252,515)	(70,000)	(9,322,515)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No.1 Form 10-K as filed with the SEC on September 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

(1) This number excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6).

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

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS

On April 3, 2022, the Company entered in a Business Combination Agreement with Hypebeast Limited, a Cayman Islands exempted company with its shares publicly traded with stock code “00150” on the Main Board of the HKSE and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 22, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Proposed Business Combination

On April 3, 2022, the Company entered in a Business Combination Agreement with Hypebeast Limited, a Cayman Islands exempted company with its shares publicly traded with stock code “00150” on the Main Board of the HKSE and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited.

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

As of March 31, 2022, the Company had $286,895 in cash held outside of the Trust Account and working capital deficit of $7,715,452. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q/A for the quarter ended September 30, 2021, which was filed with the SEC on November 18, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and omission of certain material Nasdaq accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As noted above, the identification of this material weakness resulted in the restatement of the Company’s audited financial statements, December 31, 2021 and its unaudited financial statements as of and for the period ended June 30, 2021, September 30, 2021 and March 31, 2022.

The failure to properly account for such instruments and search for such liabilities constituted a material weakness as defined in the SEC regulations.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements (as discussed above), we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In light of the restatement of the financial statements in reference to the deficiency in internal controls over the Company's search for unrecorded liabilities, the Company plans to enhance its processes to identify and record potential expenses and accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices and disbursements exceeding $1,000 to ensure that the redesigned control will be more precise going forward. Specifically, the Company’s Chief Financial Officer will ask the rest of the management team (Chief Executive Officer, Chief Operating Officer, and General Counsel) if there are any additional service firms the Company has been using so that the Company can reach out for potential accruals and tie each payment subsequent to period end to the corresponding invoice to ensure no potential accrued expenses are omitted in the financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Iron Spark I Inc.

Date: October 3, 2022	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Iron Spark I Inc.

Date: October 3, 2022	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Principal Financial and Accounting Officer