Form 10-Q/A
period 2022-06-30
Iron Spark I Inc.
filed 2022-10-03
CIK 1845601

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

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited) (as Restated)	2
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited) (as Restated)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited) (as Restated)	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited) (as Restated)	6
	Notes to Unaudited Condensed Financial Statements (as Restated)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

IRON SPARK I INC.

CONDENSED BALANCE SHEETS

(AS RESTATED)(1)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$62,267	$494,693
Prepaid expenses and other current assets	281,024	281,141
Total current assets	343,291	775,834
Investments held in Trust Account	170,225,143	171,811,812
Prepaid expenses, non-current	—	116,609
Total assets	$170,568,434	$172,704,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,223,784	$32,210
Due to related parties	212,333	163,715
Franchise tax payable	100,000	187,945
Advance from Sponsor	100,000	—
Accrued offering costs	70,000	70,000
Accrued advisory fees	7,000,000	—
Total current liabilities	8,706,117	453,870
Deferred underwriting fee payable	5,838,000	5,838,000
Total liabilities	14,544,117	6,291,870

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 16,680,000 shares at redemption value as of June 30, 2022 and December 31, 2021	166,800,000	166,800,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	119	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	417	417
Additional paid-in capital	2,291,994	2,291,994
Accumulated deficit	(13,068,213)	(2,680,145)
Total stockholders’ deficit	(10,775,683)	(387,615)
Total liabilities and stockholders’ deficit	$170,568,434	$172,704,255

(1)	As restated due to change in accruals (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(AS RESTATED)(1)

				For the Period from
	Three Months Ended	Three Months Ended	Six Months	January 22, 2021
	June 30,	June 30,	Ended	(inception) Through
	2022	2021	June 30, 2022	June 30, 2021
Operating and formation costs	$680,845	$151,972	$8,737,202	$153,272
Loss from operations	(680,845)	(151,972)	(8,737,202)	(153,272)
Interest income on Trust Account	77,107	—	81,331	—
Gain on issuance of over-allotment option	—	50,400	—	50,400
Franchise tax expense	(15,430)	—	(64,197)	—
Net loss	$(619,168)	$(101,572)	$(8,720,068)	$(102,872)

Basic and diluted weighted average shares outstanding, Class A common stock	17,870,800	3,673,791	17,870,800	2,079,505
Basic and diluted net loss per share, Class A common stock	$(0.03)	$(0.01)	$(0.40)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	4,170,000	3,815,334	4,170,000	3,786,981
Basic and diluted net loss per share, Class B common stock	$(0.03)	$(0.01)	$(0.40)	$(0.02)

(1)	As restated due to change in accruals (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(AS RESTATED)(1)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Deficit
Balance at January 1, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(2,680,145)	$(387,615)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Net loss	—	—	—	—	—	(8,100,900)	(8,100,900)
Balance at March 31, 2022	1,190,800	119	4,170,000	417	2,291,994	(11,615,045)	(9,322,515)
Payment of dividend to Class A Public Shareholders						(834,000)	(834,000)
Net loss	—	—	—	—	—	(619,168)	(619,168)
Balance at June 30, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(13,068,213)	$(10,775,683)

(1)As restated due to change in accruals (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(AS RESTATED)(1)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	—	4,312,500	431	24,569	(1,300)	23,700
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(9,630,234)	—	(9,630,234)
Net loss	—	—	—	—	—	(101,572)	(101,572)
Balance at June 30, 2021	1,190,800	$119	4,312,500	$431	$2,279,461	$(102,872)	$2,177,139

(1)As restated due to change in accruals (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(AS RESTATED)(1)

		For the Period
		from January 22,
	For the Six	2021 (inception)
	Months Ended	Through June
	June 30, 2022	30, 2021
Cash Flows from Operating Activities:
Net loss	(8,720,068)	(102,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(81,331)	—
Gain on issuance of over-allotment option	—	(50,400)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	116,726	(536,644)
Accounts payable and accrued expenses	1,191,574	7,060
Due to related parties	48,618	14,475
Accrued advisory fees	7,000,000	—
Franchise taxes payable	(87,945)	—
Net cash used in operating activities	(532,426)	(668,381)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(173,472,000)
Net cash used in investing activities	—	(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Proceeds from advance from Sponsor	100,000	60,000
Proceeds from initial public offering, net of underwriter’s discount paid	—	163,464,000
Proceeds from sale of Private Placement Shares	—	11,908,000
Payment of offering costs	—	(308,106)
Net cash provided by financing activities	100,000	175,148,894

Net Change in Cash	(432,426)	1,008,513
Cash - Beginning of Period	494,693	—
Cash - End of Period	$62,267	$1,008,513

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$1,668,000	$—

Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$—	$9,630,234
Deferred offering costs included in accrued offering costs	$—	$92,020
Deferred offering costs included in due to related parties	$—	$11,363
Deferred underwriting fee payable	$—	$5,838,000

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

Going Concern Consideration

As of June 30, 2022, the Company had $62,267 in cash held outside of the Trust Account and working capital deficit of $8,362,826. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until June 11, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 6), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated on June 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited condensed financial statements are issued.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, the Company believes that the omission of certain accruals was material enough that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item. The Company concluded that restatements were required to be made to the unaudited financial statements as of June 30, 2022 to adjust the balance of certain omitted expenses and accruals relating to audit, legal, tax and printing fees and deferred offering costs at the Company’s Initial Public Offering. Related to the deferred offering costs at the Initial Public Offering, the offering costs will be recorded as a reduction of equity in connection with the shares of Class A common Stock included in the Public Shares.

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2022
	As Previously
	Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Accrued offering costs	—	70,000	70,000
Accounts payable and accrued expenses	1,125,608	98,176	1,223,784
Total current liabilities	8,537,941	168,176	8,706,117
Total liabilities	14,375,941	168,176	14,544,117
Additional paid-in capital	2,361,994	(70,000)	2,291,994
Accumulated deficit	(12,970,037)	(98,176)	(13,068,213)
Total Stockholders’ Deficit	(10,607,507)	(168,176)	(10,775,683)
Condensed Statement of Operations for the Six Months Ended June 30, 2022 (unaudited)
Operating and formation costs	8,639,026	98,176	8,737,202
Loss from operations	(8,639,026)	(98,176)	(8,737,202)
Net loss	(8,621,892)	(98,176)	(8,720,068)
Basic and diluted net loss per share, Class A common stock	$(0.39)	$(0.01)	$(0.40)
Basic and diluted net loss per share, Class B common stock	$(0.39)	$(0.01)	$(0.40)
Condensed Statement of Operations for the Three Months Ended June 30, 2022 (unaudited)
Operating and formation costs	582,669	98,176	680,845
Loss from operations	(582,669)	(98,176)	(680,845)
Net loss	(520,992)	(98,176)	(619,168)
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.01)	$(0.03)
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.01)	$(0.03)
Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 (unaudited)
Net loss	(520,992)	(98,176)	(619,168)
Accumulated Deficit	(12,970,037)	(98,176)	(13,068,213)
Total Stockholders’ Deficit	(10,607,507)	(168,176)	(10,775,683)
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022 (unaudited)
Cash Flows from Operating Activities:
Net loss	(8,621,892)	(98,176)	(8,720,068)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,093,398	98,176	1,191,574

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 Form 10-K as filed with

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the SEC on September 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 10 for additional information on income taxes for the periods presented.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

							For the Period from
							January 22, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(inception) Through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(502,025)	$(117,143)	$(49,826)	$(51,746)	$(7,070,278)	$(1,649,790)	$(36,465)	$(66,407)
Denominator:
Basic and diluted weighted average shares outstanding	17,870,800	4,170,000	3,673,791	3,815,334	17,870,800	4,170,000	2,079,505	3,786,981
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.40)	$(0.40)	$(0.02)	$(0.02)

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 9 for additional information on assets and liabilities measured at fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$170,225,143	$170,225,143	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$171,811,812	$171,811,812	$—	$—

NOTE 10. INCOME TAXES

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

IRON SPARK I INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended June 30, 2022, we had a net loss of $619,168, which resulted from operating and formation costs of $680,845 and franchise tax expense of $15,430, offset in part by interest income on the trust account of $77,107.

For the three months ended June 30, 2021, we had a net loss of $101,572, which resulted entirely from operating and formation costs.

For the six months ended June 30, 2022, we had a net loss of $8,720,068, which resulted from operating and formation costs of $8,737,202 and franchise tax expense of $64,197, offset in part by interest income on the trust account of $81,331.

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

For the six months ended June 30, 2022, net cash used in operating activities was $532,426, which was due to our net loss of $8,720,068 and interest income on the trust account of $81,331, offset in part by changes in working capital of $8,268,973.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in operating activities was $668,381, which was due to our net loss of $102,872, gain on issuance of over-allotment option of $50,400, and changes in working capital of $515,109.

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

As of June 30, 2022, we had $62,267 in cash held outside of the trust account and working capital deficit of $8,362,826. We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the trust account as of June 30, 2022, will not be sufficient to allow us to operate until June 11, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under working capital loans with our Sponsor or certain of or directors and officers (“Working Capital Loans”), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated June 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.

We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful within by June 11, 2023. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Management concluded that a material weakness in internal control over financial reporting existed relating to the omission of certain material Nasdaq accruals and other accruals and the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As noted above, the identification of this material weakness resulted in the restatement of the Company’s audited financial statements as of June 11, 2021, December 31, 2021 and its unaudited financial statements as of and for the period ended June 30, 2021, September 30, 2021, March 31, 2022, and June 30, 2022. The failure to properly account for such instruments and search for such liabilities constituted a material weakness as defined in the SEC regulations.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Amendment No. 1 to Form 10-Q.

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