Form 10-Q
period 2022-09-30
Iron Spark I Inc.
filed 2022-11-21
CIK 1845601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 17,870,800 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,170,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

IRON SPARK I INC.

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the Period from January 22, 2021 (inception) Through September 30, 2021 (Unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the Period from January 22, 2021 (inception) Through September 30, 2021 (Unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the Period from January 22, 2021 (inception) Through September 30, 2021 (Unaudited)	6
	Notes to the Unaudited Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
SIGNATURES		30

IRON SPARK I INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$134,614	$494,693
Prepaid expenses and other current assets	196,936	281,141
Total current assets	331,550	775,834
Investments held in Trust Account	169,406,343	171,811,812
Prepaid expenses, non-current	—	116,609
Total assets	$169,737,893	$172,704,255

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,054,252	$32,210
Due to related parties	317,333	163,715
Franchise tax payable	150,000	187,945
Convertible note – related party	395,000	—
Income tax payable	133,602	—
Accrued offering costs	—	70,000
Accrued advisory fees	7,000,000	—
Total current liabilities	10,050,187	453,870
Deferred underwriting fee payable	5,838,000	5,838,000
Total liabilities	15,888,187	6,291,870

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 16,680,000 shares at redemption value as of September 30, 2022 and December 31, 2021	167,202,599	166,800,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 17,870,800 shares issued and 1,190,800 shares outstanding (excluding 16,680,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	119	119
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,170,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	417	417
Additional paid-in capital	2,291,994	2,291,994
Accumulated deficit	(15,645,423)	(2,680,145)
Total stockholders' deficit	(13,352,893)	(387,615)
Total liabilities and stockholders’ deficit	$169,737,893	$172,704,255

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from
	Three Months Ended	Three Months Ended	Nine Months	January 22, 2021
	September 30,	September 30,	Ended	(inception) Through
	2022	2021	September 30, 2022	September 30, 2021
Operating and formation costs	$1,172,209	$374,016	$9,909,411	$534,407
Loss from operations	(1,172,209)	(374,016)	(9,909,411)	(534,407)
Interest income on Trust Account	849,200	3,533	930,531	3,533
Gain on issuance of over-allotment option	—	11,700	—	62,100
Franchise tax expense	(50,000)	(137,534)	(114,197)	(137,534)
Loss before income taxes	(373,009)	(496,317)	(9,093,077)	(606,308)
Income tax expense	(133,602)	—	(133,602)	—
Net loss	$(506,611)	$(496,317)	$(9,226,679)	$(606,308)

Basic and diluted weighted average shares outstanding, Class A common stock	17,870,800	17,870,800	17,870,800	7,867,549
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.02)	$(0.42)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B common stock	4,170,000	4,210,272	4,170,000	3,927,371
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.02)	$(0.42)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid -in Capital	Deficit	Deficit
Balance at January 1, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(2,680,145)	$(387,615)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Net loss	—	—	—	—	—	(8,100,900)	(8,100,900)
Balance at March 31, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(11,615,045)	$(9,322,515)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Net loss	—	—	—	—	—	(619,168)	(619,168)
Balance at June 30, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(13,068,213)	$(10,775,683)
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(1,668,000)	(1,668,000)
Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(402,599)	(402,599)
Net loss	—	—	—	—	—	(506,611)	(506,611)
Balance at September 30, 2022	1,190,800	$119	4,170,000	$417	$2,291,994	$(15,645,423)	$(13,352,893)

IRON SPARK I INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,300)	(1,300)
Balance at March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,300)	$23,700
Sale of 1,190,800 shares of Class A common stock in private placement to Sponsor, net of offering costs	1,190,800	119	—	—	11,885,126	—	11,885,245
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(9,630,234)	—	(9,630,234)
Net loss	—	—	—	—	—	(101,572)	(101,572)
Balance at June 30, 2021	1,190,800	$119	4,312,500	$431	$2,279,461	$(102,872)	$2,177,139
Payment of dividend to Class A Public Shareholders	—	—	—	—	—	(834,000)	(834,000)
Reclassification of over-allotment option upon exercise	—	—	—	—	50,400	—	50,400
Forfeiture of Class B common stock	—	—	(142,500)	(14)	14	—	—
Remeasurement of Class A common stock to redemption amount					(37,881)		(37,881)
Net loss	—	—	—	—	—	(503,436)	(503,436)
Balance at September 30, 2021	1,190,800	$119	4,170,000	$417	$2,291,994	$(1,440,308)	$852,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January 22,
	For the Nine	2021 (inception)
	Months Ended	Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(9,226,679)	$(606,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs allocated to the issuance of the over-allotment option	—	7,119
Gain on issuance of over-allotment option	—	(62,100)
Interest income on investments held in Trust Account	(930,531)	(3,533)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	200,814	(478,221)
Accounts payable and accrued expenses	2,022,042	31,000
Due to related parties	153,618	(12,134)
Accrued advisory fees	7,000,000	—
Income tax payable	133,602	—
Franchise taxes payable	(37,945)	137,534
Net cash used in operating activities	$(685,079)	$(986,643)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(173,472,000)
Net cash used in investing activities	$—	$(173,472,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Proceeds from convertible note – related party	395,000	60,000
Proceeds from initial public offering, net of underwriter's discount paid	—	163,464,000
Proceeds from sale of Private Placement Shares	—	11,908,000
Payment of offering costs	(70,000)	(330,126)
Net cash provided by financing activities	$325,000	$175,126,874

Net Change in Cash	(360,079)	668,231
Cash - Beginning of Period	494,693	—
Cash - End of Period	$134,614	$668,231

Supplemental disclosures of investing and financing activities:
Payment of dividend to Class A Public Shareholders from trust account	$3,336,000	$834,000

Supplemental disclosures of noncash investing and financing activities:
Remeasurement of Class A common stock subject to redemption to redemption value	$402,599	$9,668,115
Forfeiture of Class B common stock	$—	$14
Deferred offering costs included in due to related parties	$—	$11,363
Deferred underwriting fee payable	$—	$5,838,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Business Combination Agreement

On April 3, 2022, the Company entered in an Agreement and Plan of Merger (the “Business Combination Agreement”) with Hypebeast Limited (“Hypebeast”), a Cayman Islands exempted company with its shares publicly traded with stock code “00150” on the Main Board of the Stock Exchange of the Hong Kong Limited (the “HKSE”) and Hypebeast WAGMI Inc., a Delaware corporation and wholly owned subsidiary of Hypebeast Limited (“Merger Sub”). Hypebeast focuses on e-commerce and retail through it's HBX platform and multiple content distribution platforms. In accordance with the terms and subject to the conditions of the Business Combination Agreement the Company will conduct a consolidation of its outstanding ordinary shares such that 30,000,000 ordinary shares of the Company (each a “Consolidated Share”) remain issued and outstanding immediately after such share consolidation with a price of $10.00 per share immediately following such share consolidation (the “Recapitalization”).

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

All shares of capital stock of the Merger Sub that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of Hypebeast, be automatically converted into and become one validly issued, fully paid and non-assessable share of common stock of the Surviving Corporation issued in the name of Hypebeast, which share of common stock will be the only shares of the Surviving Corporation’s capital stock that are issued and outstanding immediately after the Effective Time. Each certificate evidencing ownership of shares of Merger Sub common stock will, as of the Effective Time, evidence ownership of such share of common stock of the Surviving Corporation. The transaction is expected to be consummated in the fourth quarter of 2022.

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Going Concern Consideration

As of September 30, 2022, the Company had $134,614 in cash held outside of the Trust Account and working capital deficit of $9,718,637. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until June 11, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated June 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $169,406,343 and $171,811,812 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$166,800,000
Less:
Issuance costs allocated to Class A common stock	(9,555,615)
Proceeds allocated to over-allotment option	(112,500)
Plus:
Remeasurement of carrying value to redemption value	9,668,115
Class A common stock subject to possible redemption at December 31, 2021	$166,800,000
Remeasurement of carrying value to redemption value	402,599
Class A common stock subject to possible redemption at September 30, 2022	$167,202,599

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 9 for additional information on income taxes for the periods presented.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates losses shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. The Company does not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

							For the Period from
							January 22, 2021
	Three Months Ended		Three Months Ended		Nine Months Ended		(inception) Through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(410,763)	$(95,848)	$(401,683)	$(94,634)	$(7,481,041)	$(1,745,638)	$(404,425)	$(201,883)
Denominator:
Basic and diluted weighted average shares outstanding	17,870,800	4,170,000	17,870,800	4,210,272	17,870,800	4,170,000	7,867,549	3,927,371
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.42)	$(0.42)	$(0.05)	$(0.05)

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Reimbursable Expenses

The Sponsor and an affiliate of the Sponsor paid $0 and $74,328 to cover certain operating costs on behalf of the Company during the three and nine months ended September 30, 2022. The Sponsor and an affiliate of the Sponsor paid $29,579 and $210,267 to cover certain operating and offerings costs on behalf of the Company during the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021. As of September 30, 2022 and December 31, 2021, $317,333 and $163,715, respectively, was accrued in due to related parties in the condensed balance sheets.

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into shares of Class A common stock at a price of $10.00 per share. As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding Working Capital Loans.

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the Business Combination. For the three and nine months ended September 30, 2022, the Company incurred $75,000 and $225,000, respectively, in expenses under this agreement. For the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, the Company incurred $75,000 and $130,000, respectively, in expenses under this agreement. As of September 30, 2022 and December 31, 2021, $100,000 and $25,000, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in expenses under this agreement. For the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, the Company did not incur any expenses under this agreement. As of September 30, 2022 and December 31, 2021, $157,333 and $67,333, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Convertible Note – Related Party

On August 24, 2022, the Company issued two (2) unsecured promissory notes, in the aggregate principal amount of $395,000 (the “Notes”). The first note was issued in three separate payments (May 31, 2022 of $100,000, August 3, 2022 of $25,000, and August 18, 2022 of $20,000) totaling the amount of $145,000 by the Sponsor and the second note was issued on September 1, 2022 in the amount of $250,000 by Joshua L. Spear, the Company’s Chief Executive Officer. The Notes do not bear interest and mature upon closing of a Business Combination by the Company. In addition, the Notes may be converted by the holder into common stock of the Company at a price of $10.00 per share.

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The advisory fees are recorded in accrued advisory fees on the condensed balance sheets. As of September 30, 2022 and December 31, 2021, these fees were $7,000,000 and $0, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 17,870,800 shares of Class A common stock issued and 1,190,800 shares of Class A common stock outstanding, excluding 16,680,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On February 3, 2021, the Company issued an aggregate of 5,031,250 shares of Class B common stock to the Sponsor. On June 8, 2021, the Sponsor surrendered 718,750 shares of Class B common stock for no consideration. Shares and associated amounts have been retroactively restated to reflect the share

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

surrender. On July 26, 2021, the Sponsor forfeited an additional 142,500 of Class B common stock in connection with the expiration of the underwriter’s remaining over-allotment option, resulting in an aggregate of 4,170,000 shares of Class B common stock outstanding as of September 30, 2022 and December 31, 2021.

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

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$169,406,343	$169,406,343	$—	$—
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$171,811,812	$171,811,812	$—	$—

IRON SPARK I INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (35.84)% and (1.5)%, respectively. The effective tax rate for the three months ended September 30, 2021, and for the period from January 22, 2021 (inception) through September 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to non-deductible transaction costs in connection with the Business Combination, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings. The Company files income tax returns in the U.S. federal jurisdiction.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 14, 2022, Morgan Stanley terminated its engagement as a financial advisor to the Company with respect to the Business Combination. Effective as of November 14, 2022, Morgan Stanley’s services as financial advisor pursuant to the advisory engagement letter were terminated without liability or continuing obligation of either Morgan Stanley or the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the for the period from January 22, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $(506,611), which resulted from interest income on the trust account of $849,200, offset in part by operating and formation costs of $1,172,209, income tax expense of $133,602 and franchise tax expense of $50,000.

For the three months ended September 30, 2021, we had a net loss of $496,317, which resulted from operating and formation costs of $374,016 and franchise tax expense of $137,534, offset in part by a gain on the issuance of the over-allotment option of $11,700 and interest income on the Trust Account of $3,533.

For the nine months ended September 30, 2022, we had a net loss of $9,226,679, which resulted from operating and formation costs of $9,909,411, franchise tax expense of $114,197, and income tax expense of $133,602, offset in part by interest income on the trust account of $930,531.

For the period from January 22, 2021 (inception) through September 30, 2021, we had a net loss of $606,308, which resulted from operating and formation costs of $534,407 and franchise tax expense of $137,534, offset in part by a gain on the issuance of the over-allotment option of $62,100 and interest income on the Trust Account of $3,533.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $685,079, which was due to our net loss of $9,226,679 and interest income on the trust account of $930,531, offset in part by changes in working capital of $9,472,131.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in operating activities was $986,643, which was due to our net loss of $606,308, changes in working capital of $321,821, gain on issuance of over-allotment option of $62,100, and interest income on the Trust Account of $3,533 partially offset by Operating costs allocated to the issuance of the over-allotment option of $7,119.

For the nine months ended September 30, 2022, we had no cash flows from investing activities.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in investing activities of $173,472,000 was the result of the amount of net proceeds from the Initial Public Offering and the sale of Private Placement Shares being deposited to the Trust Account.

For the nine months ended September 30, 2022, net cash provided by financing activities was $325,000, which was the due to proceeds received from a convertible note from related party our Sponsor of $395,000, partially offset by payment of offering costs of $70,000.

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

Going Concern Consideration

As of September 30, 2022, we had $134,614 in cash held outside of the Trust Account and working capital deficit of $9,718,637. we incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. We anticipate that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow us to operate until June 11, 2023, the date at which the Company must complete a Business Combination. While we expect to have sufficient access to additional sources of capital under Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated June 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

We plan to address this uncertainty through a Business Combination as discussed above. There is no assurance that our plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

Contractual Obligations

Consulting Agreement

The Company entered into an agreement with a related party on January 26, 2021, to pay the related party a total of $25,000 per month for research, financial analysis, due diligence, bookkeeping and other administrative services from formation through the Business Combination. For the three and nine months ended September 30, 2022, the Company incurred $75,000 and $225,000, respectively, in expenses under this agreement. For the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, the Company incurred $75,000 and $130,000, respectively, in expenses under this agreement. As of September 30, 2022 and December 31, 2021, $100,000 and $25,000, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in expenses under this agreement. For the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, the Company did not incur any expenses under this agreement. As of September 30, 2022 and December 31, 2021, $157,333 and $67,333, respectively, related to this agreement is recorded in due to related parties on the condensed balance sheets.

Convertible Note – Related Party

On August 24, 2022, the Company issued two (2) unsecured promissory notes, in the aggregate principal amount of $395,000 (the “Notes”). The first note was issued in three separate payments (May 31, 2022 of $100,000, August 3, 2022 of $25,000, and August 18, 2022 of $20,000) totaling the amount of $145,000 by the Sponsor and the second note was issued on September 1, 2022 in the amount of $250,000 by Joshua L. Spear, the Company’s Chief Executive Officer. The Notes do not bear interest and mature upon closing of a Business Combination by the Company. In addition, the Notes may be converted by the holder into common stock of the Company at a price of $10.00 per share.

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

Termination of Financial Advisor

On November 14, 2022, Morgan Stanley terminated its engagement as a financial advisor to the Company with respect to the Business Combination. Effective as of November 14, 2022, Morgan Stanley’s services as financial advisor pursuant to the advisory engagement letter were terminated without liability or continuing obligation of either Morgan Stanley or the Company.

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

Net Loss Per Common Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates losses shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B shares of common stock. The Company does not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated our prior position on accounting for redeemable common shares and, initially, pursuant to our Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 18, 2021, revised our previously issued financial statements to classify all of our public shares in temporary equity. Subsequent to this, and based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that this reclassification was quantitatively material to the Company’s previously issued financial statements and that, accordingly, it was appropriate to restate the Company’s previously issued financial statements, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

Iron Spark I Inc.

Date: November 21, 2022	By:	/s/ Joshua L. Spear
Joshua L. Spear
Principal Executive Officer

Iron Spark I Inc.

Date: November 21, 2022	By:	/s/ Alexander P. Oxman
Alexander P. Oxman
Principal Financial and Accounting Officer